Form 10-Q
period 2022-03-31
GLOBALINK INVESTMENT INC.
filed 2022-05-16
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022 there were 14,945,000 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in escrow account	$636,216	$812,232
Prepaid expenses-current	245,080	217,461
Total current assets	881,296	1,029,693
Prepaid expenses-non current	148,946	202,567
Investments held in Trust Account	116,726,356	116,725,099
TOTAL ASSETS	$117,756,598	$117,957,359

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$61,050	$139,550
Franchise tax payable	134,254	84,254
Due to affiliate	37,000	7,000
Total current liabilities	232,304	230,804
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	4,257,304	4,255,804

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 11,500,000 shares at redemption value of $10.15 per share, respectively.	116,725,000	116,725,000

STOCKHOLDERS’ DEFICIT AT MARCH 31, 2022 AND DECEMBER 31, 2021
Common Stock; $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).	3,445	3,445
Additional paid-in capital	-	-
Accumulated deficit	(3,229,151)	(3,026,890)

Total stockholders’ deficit	(3,225,706)	(3,023,445)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$117,756,598	$117,957,359

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

OPERATING EXPENSES
General and administrative	$153,518
Franchise tax expense	50,000
Total expenses	203,518
OTHER INCOME
Interest income on investments held in Trust Account	1,257
Total other income	1,257
NET LOSS	(202,261)
Weighted average shares outstanding Common stock-redeemable	11,500,000

Basic and diluted net loss per share, Common stock-redeemable	$(0.01)

Weighted average shares outstanding Common stock-non redeemable	3,445,000

Basic and diluted net loss per share, Common stock-non-redeemable	$(0.01)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to March 31, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	deficit

Balance, December 31, 2021	3,445,000	$3,445	$-	$(3,026,890)	$(3,023,445)
Net loss	-	-	-	(202,261)	(202,261)
Balance, March 31, 2022	3,445,000	$3,445	$-	$(3,229,151)	$(3,225,706)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to March 31, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,257)
Changes in operating assets and liabilities:
Prepaid expenses and other	26,002
Accounts payable and accrued expenses	(78,500)
Franchise tax payable	50,000
Net cash used in operating activities	(206,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to affiliate	30,000
Net cash provided by financing activities	30,000

NET CHANGE IN CASH	(176,016)

CASH, BEGINNING OF PERIOD	812,232

CASH, END OF PERIOD	$636,216

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to March 31, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd, a Malaysian private limited company, an entity not affiliated with the Company, the sponsor or the underwriters, generating gross proceeds of $5,175,000, which is described in Note 4.

Additionally with the closing of the IPO, the Company granted the underwriters a 45-day option to purchase up to 1,500,000 Units to cover over-allotment. On December 13, 2021, the underwriters fully exercised the option and purchased 1,500,000 additional Units (the “Over-allotment Units”), generating additional gross proceeds of $15,000,000.

Simultaneously with the exercise of the over-allotment, the Company consummated a private sale of an additional 52,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating additional gross proceeds of $525,000. Since the underwriters’ over-allotment was exercised in full, the sponsor did not forfeit any Founder Shares (as defined in Note 5).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting discounts and taxes payable on income earned on the Trust Account at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders (the “Public Stockholders”) of the outstanding shares of common stock included in the Units, or the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the amended and restated certificate of incorporation of the Company (the “Certificate of Incorporation”) provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the common stock sold in the Initial Public Offering, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination by March 9, 2023, 15 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to deferred underwriting discounts (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was still considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $636,216 of cash held in escrow which is available to meet working capital needs, $116,726,356 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $648,992.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash held in escrow

The Company had $636,216 and $812,232 held in escrow on March 31, 2022 and December 31, 2021 respectively. This balance will be transferred in whole as soon as practicable to the Company’s operating account.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO and the over- allotment. Offering costs amounted to $6,887,896 which was charged against additional paid-in capital upon the completion of the IPO in December 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period March 24, 2021 (inception) to December 31, 2021 or for the three months ended March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The total provision (benefit) for income taxes is comprised of the following:

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The total provision (benefit) for income taxes is comprised of the following:

	March 31, 2022	December 31, 2021
Current expense	$-	$-
Deferred expense	(42,474)	(28,465)
Change in valuation allowance	(42,474)	(28,465)
Total income tax expense (benefit)	$-	$-

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	March 31, 2022	December 31,2021
Deferred tax assets
Start-up costs	$43,032	$10,793
Net operating loss	27,907	17,672
Total Deferred tax assets	70,939	28,465
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(70,939)	(28,465)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. For the period ended March 31, 2022, the change in valuation allowance was $42,474.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	March 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Valuation allowance	-21.00%	-21.00%
Income tax provision expense	0%	0%

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2022 and December 31, 2021, 11,500,000 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO and the over-allotment, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of common stick resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2022, and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(11,695,950)
Common stock issuance costs	(6,190,074)
Plus: Accretion of carrying value to redemption value	19,611,024
Common stock subject to possible redemption	$116,725,000

Net income (loss) per common stock

The Company has one class of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 7,242,000 Common Stock at $10 per share were issued on December 9, 2021. At March 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 7,242,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the three months ended March 31, 2022	Common Stock
Basic and diluted net loss per share:	Redeemable	Non-redeemable
NUMERATOR
Allocation of net loss	$(155,638)	$(46,623)
DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	11,500,000	3,445,000
EPS
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)

Accounting for Warrants

The Company accounts for the Public Warrants and Private Placement Warrants (as defined in Note 3 and Note 4) as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7, the Company determined that upon further review of the warrant agreement the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

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

Note 4 — Private Placement

On December 9, 2021 and December 13 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 570,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,700,000. Each whole Private Placement Unit consists of one share, one redeemable warrant (“Private Placement Warrant”) and one right to receive one-tenth (1/10) of one share of common stock at the closing of a Business Combination. Each whole Private Placement Warrant will be exercisable to purchase one-half of one share of common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

Note 5 — Related Party Transactions

Founder Shares

On August 19, 2021, our sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock, par value $0.001, for an aggregate price of $25,000. The Founder Shares are subject to certain transfer restrictions, as described in Note 7.

The Initial Stockholders have agreed, subject to limited exceptions, that 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial Business Combination, or earlier, in either case, if, subsequent to our initial Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On October 7, 2021, Lin Ding Jie, a member of the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay our sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, $37,000 and $7,000 respectively, have been accrued under this arrangement and shown under “Due to affiliate” in the accompanying balance sheet.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of common stock) pursuant to a registration rights signed on the date of the prospectus for the IPO. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts.

The underwriters were paid a cash underwriting discount of $0.20 per unit on the offering including the Units issued with the underwriter’s exercise of their over-allotment option, or $2,300,000 in the aggregate at the closing of the IPO. In addition, the underwriters are entitled to deferred underwriting discounts of $0.35 per unit, or $4,025,000 from the closing of the IPO and the exercise of the over-allotment option. The deferred discounts will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2022, and December 31, 2021, there were 3,445,000 (excluding 11,500,000 shares of common stock subject to possible redemption) shares of common stock issued and outstanding.

Warrants:

As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,726,356	—	—

December 31, 2021

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,725,099	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May xx, 2022, the date that the financial statements were available to be issued has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

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

Results of Operations

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the IPO. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended March 31, 2022, we had a net loss of $202,261 all of which consisted of operating expenses incurred.

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

Following the closing of the IPO (including the Over-Allotment Units), $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the units in the IPO, Over-Allotment Units, and the private units was placed in a trust account established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the trust account.

For the three months ended March 31, 2022, net loss was $202,261 mainly consisting of general and administration expenses offset partially by interest earned on marketable securities held in the trust account of $1,257. Net cash used in operating activities was $206,016, which was due to prepaid expenses and other assets of $26,002, accounts payable and accrued expenses of $78,500 and franchise tax payable of $50,000. Net cash used in financing activities was $30,000 which was due to affiliate.

We had investment held in the trust account of $116,726,356 and $116,725,099 as of March 31, 2022, and December 31, 2021 respectively. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, no amount was withdrawn from the trust account to pay for taxes.

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

We had $636,216 and 812,232 of cash held outside of the trust account as of March 31, 2022, and December 31, 2021 respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

Ding Jie Lin, a member of the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). As of March 31, 2022, the Company had no borrowings under the Note which was repaid on December 13, 2021.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of March 31, 2022, there were no working capital loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 Units to cover Over-allotment. On December 13, 2021, the Underwriters fully exercised the option and purchased 1,500,000 additional Units (the “Over-allotment Units”), generating gross proceeds of $11,500,000. The underwriters are entitled to a deferred underwriting discounts of $0.35 per unit, or $4,025,000 from the closing of the IPO and the Over-Allotment Units. The deferred discounts will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stock that are subject to forfeiture if the underwriters’ over-allotment option is not exercised by the underwriters (Please see Note 5 for more information). As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The  net proceeds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed period, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in the final prospectus for our IPO as filed with the SEC on December 8, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333- 261222). The Registration Statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 Units with respect to the Public Shares at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3.

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

On December 13, 2021, the Underwriters fully exercised the option and purchased 1,500,000 additional Units (the “Over- allotment Units”), generating gross proceeds of $15,000,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form S-1, exhibit 3.1 filed with the Securities and Exchange Commission on November 19, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to our Form 8-k, exhibit 3.1, filed with the Securities and Exchange Commission on December 10, 2021)
3.3	Bylaws (incorporated by reference to our Form S-1, exhibit 3.3 filed with the Securities and Exchange Commission on November 19, 2021)
3.4	Form of Amended and Restated Bylaws. (incorporated by reference to our Form S-1, exhibit 3.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to our Form S-1, exhibit 4.1 filed with the Securities and Exchange Commission on November 19, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to our Form S-1, exhibit 4.2 filed with the Securities and Exchange Commission on November 19, 2021)
4.3	Specimen of Right Certificate (incorporated by reference to our Form S-1, exhibit 4.3 filed with the Securities and Exchange Commission on November 19, 2021)
4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.5	Specimen Warrant Certificate (incorporated by reference to our Form S-1, exhibit 4.5 filed with the Securities and Exchange Commission on November 19, 2021)
4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.6 filed with the Securities and Exchange Commission on November 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Date: May 16, 2022	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Cliff (Ming Hang) Chong
	Name:	Cliff (Ming Hang) Chong
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

