Form 10-Q
period 2022-06-30
GLOBALINK INVESTMENT INC.
filed 2022-08-15
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022  there were 14,945,000 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in escrow account	$516,280	$812,232
Prepaid expenses-current	237,555	217,461
Total current assets	753,835	1,029,693
Prepaid expenses-non current	174,730	202,567
Investments held in Trust Account	116,813,337	116,725,099
TOTAL ASSETS	$117,741,902	$117,957,359

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,335	$139,550
Franchise tax payable	184,254	84,254
Due to affiliate	67,000	7,000
Total current liabilities	270,589	230,804
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	4,295,589	4,255,804

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 11,500,000 shares at redemption value of $10.15 per share, respectively	116,725,000	116,725,000

STOCKHOLDERS’ DEFICIT AT JUNE 30, 2022 AND DECEMBER 31, 2021
Common Stock; $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	3,445	3,445
Additional paid-in capital	-	-
Accumulated deficit	(3,282,132)	(3,026,890)

Total stockholders’ deficit	(3,278,687)	(3,023,445)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$117,741,902	$117,957,359

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,	For the six months ended June 30,
	2022
OPERATING EXPENSES
General and administrative	$89,962	$243,480
Franchise tax expense	50,000	100,000
Total operating expenses	139,962	343,480
OTHER INCOME
Income on investments held in Trust Account	86,981	88,238
Total other income	86,981	88,238

NET LOSS	$(52,981)	$(255,242)

Weighted average shares outstanding Common stock-redeemable	11,500,000	11,500,000

Basic and diluted net loss per share, Common stock-redeemable	$(0.00)	$(0.02)

Weighted average shares outstanding Common stock-non redeemable	3,445,000	3,445,000

Basic and diluted net loss per share, Common stock-non-redeemable	$(0.00)	$(0.02)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to June 30, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	deficit

Balance, December 31, 2021	3,445,000	$3,445	$-	$(3,026,890)	$(3,023,445)
Net loss	-	-	-	(202,261)	(202,261)
Balance, March 31, 2022	3,445,000	3,445	-	(3,229,151)	(3,225,706)
Net loss	-	-	-	(52,981)	(52,981)
Balance, June 30, 2022	3,445,000	$3,445	$-	$(3,282,132)	$(3,278,687)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to June 30, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(88,238)
Changes in operating assets and liabilities:
Prepaid expenses - current	7,743
Accounts payable	(120,215)
Franchise tax payable	100,000
Net cash used in operating activities	(355,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to affiliate	60,000
Net cash provided by financing activities	60,000

NET CHANGE IN CASH	(295,952)

CASH, BEGINNING OF PERIOD	812,232

CASH, END OF PERIOD	$516,280

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to June 30, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $516,280 of cash held in escrow which is available to meet working capital needs, $116,813,337 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $483,246.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2022. The interim results for six months ended June 30, 2022 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash held in escrow

The Company had $516,280 and $812,232 held in escrow on June 30, 2022 and December 31, 2021 respectively. This balance will be transferred in whole as soon as practicable to the Company’s operating account.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO and the over- allotment. Offering costs amounted to $6,887,896 which was charged against additional paid-in capital upon the completion of the IPO in December 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period March 24, 2021 (inception) to December 31, 2021 or for the six months ended June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

 Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022 and December 31, 2021, 11,500,000 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO and the over-allotment, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of common stick resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(11,695,950)
Common stock issuance costs	(6,190,074)
Plus: Accretion of carrying value to redemption value	19,611,024
Common stock subject to possible redemption	$116,725,000

Net loss per common stock

The Company has one class of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 7,242,000 Common Stock at $10 per share were issued on December 9, 2021. At June 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 7,242,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the three months ended June 30, 2022	Common Stock
Basic and diluted net loss per share:	Redeemable	Non-redeemable
NUMERATOR
Allocation of net loss	$(40,768)	$(12,213)
DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	11,500,000	3,445,000
EPS
Basic and diluted net loss per share	$(0.00)	$(0.00)

For the six months ended June 30, 2022	Common Stock
Basic and diluted net loss per share:	Redeemable	Non-redeemable
NUMERATOR
Allocation of net loss	$(196,406)	$(58,836)
DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	11,500,000	3,445,000
EPS
Basic and diluted net loss per share	$(0.02)	$ (0.02)

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

Related Party Loans

On October 7, 2021, Lin Ding Jie, a member of the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay our sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021, $67,000 and $7,000 respectively, have been accrued under this arrangement and shown under “Due to affiliate” in the accompanying balance sheet.

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

Note 7 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2022, and December 31, 2021, there were 3,445,000 (excluding 11,500,000 shares of common stock subject to possible redemption) shares of common stock issued and outstanding.

Warrants:

As of June 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,813,337	—	—

December 31, 2021

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,725,099	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 15, 2022, the date that the financial statements were available to be issued has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

On August 3, 2022, Tomorrow Crypto Group Inc., a Nevada corporation (“Tomorrow Crypto”) and Globalink Investment Inc. (NASDAQ: “GLLI”, “GLLIU” units, “GLLIW” warrants, and “GLLIR” rights) (“Globalink”), a publicly traded special purpose acquisition company, announced that they have entered into a definitive merger agreement. Transaction values Tomorrow Crypto at an enterprise value of approximately $310 million and provides up to $131,725,000 in gross proceeds, including up to $116,725,000 of cash held in the trust account of Globalink Investment Inc. (depending on the amount of redemptions by Globalink’s public stockholders) and $15,000,000 from a concurrent PIPE investment. The transaction is expected to close in Q4 of 2022. The combined company will be named Tomorrow Crypto Group Holding Inc. and is expected to be listed on Nasdaq.

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

Results of Operations

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the IPO and search for a prospective initial business combination target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended June 30, 2022, we had a net loss of $52,981 all of which consisted of operating expenses incurred driven by general and administrative expenses of $89,962 and accrual of Delaware franchise taxes of $50,000 and interest income on investments held in the Trust Account of $86,981.

For the six months ended June 30, 2022, we had a net loss of $255,242 all of which consisted of operating expenses incurred driven by general and administrative expenses of $ 243,480 and accrual of Delaware franchise taxes of $100,000 and interest income on investments held in the Trust Account of $88,238.

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

For the three and six months ended June 30, 2022, net loss was $52,981 and $255,242 mainly consisting of general and administration expenses of $89,962 and $243,480 and offset partially by interest earned on marketable securities held in the trust account of $86,981 and $88,238. Net cash used in operating activities was $355,952, which was due to prepaid expenses and other assets of $7,743, accounts payable and accrued expenses of $120,215 and franchise tax payable of $100,000. Net cash used in financing activities was $60,000 which was due to affiliate.

We had investment held in the trust account of $116,813,337 and $116,725,099 as of June 30, 2022, and December 31, 2021 respectively. Interest income on the balance in the trust account of $88,238 for the six months ended June 30, 2022 may be used by us to pay taxes. Through June 30, 2022, no amount was withdrawn from the trust account to pay for taxes.

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

We had $516,280 and 812,232 of cash held outside of the trust account as of June 30, 2022, and December 31, 2021 respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

Ding Jie Lin, a member of the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). As of June 30, 2022, the Company had no borrowings under the Note which was repaid on December 13, 2021.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of June 30, 2022, there were no working capital loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stock that are subject to forfeiture if the underwriters’ over-allotment option is not exercised by the underwriters (Please see Note 5 for more information).   As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements as of June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. The  net proceeds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None.

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

GLOBALINK INVESTMENT INC.

Date: August 15, 2022	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Cliff (Ming Hang) Chong
	Name:	Cliff (Ming Hang) Chong
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

