Form 10-K/A
period 2021-12-31
GLOBALINK INVESTMENT INC.
filed 2022-12-05
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Globalink Investment Inc. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1” or the “Amendment”), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2022 (the “Original Filing”), to restate our financial statements for the period from March 24, 2021 (inception) to December 31, 2021. We are also restating the financial statement as of December 9, 2021 (collectively, the “Original Financial Statements”), in the accompanying financial statements included in this Annual Report.

Restatement Background

The Company previously accounted for its outstanding private warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the private warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

The Company’s management re-evaluated the private warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s private warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private warrants issued in connection with the Company’s initial public offering (the “warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the private warrants are precluded from equity classification. As a result, the private warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on November 10, 2022, the audit committee of the Company’s board of directors), after consultation with management and a discussion with Friedman LLP, the Company’s independent registered public accounting firm (the “Independent Accounting Firm”), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

The Company has not amended its Original Financial Statements for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2021, due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-KA (Amendment No. 1) (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-KA (Amendment No. 1). All references to year, unless otherwise noted, refers to our fiscal year, which ends on December 31. As used in this Form 10-KA (Amendment No. 1), unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Globalink” refer to Globalink Investment Inc.

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

For the period from March 24, 2021 (inception) through December 31, 2021, we had net loss of $ 119,631, which consists general and administrative expenses of $135,649 and transaction costs allocated to warrant issuance of $611, partially offset by change in fair value of warrant liabilities of $16,530 and interest income on marketable securities held in the trust account of $99.

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

For the period from March 24, 2021 (inception) through December 31, 2021, cash used in operating activities was $324,872. Net loss was $119,631 consisting of General and administration expenses. Transaction costs allocated to warrant issuance of $611, offset partially by change in fair value of warrant liabilities of $16,530 and interest earned on marketable securities held in the trust account of $99.

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

Accounting for Warrants (restated, see Note 2)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a binomial lattice model.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants as described in the Explanatory Note to this Amendment, as of December 31, 2021, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the Board of Directors whether the audited financial statements should be included in our Form 10-KA (Amendment No. 1);
●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605©(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Hong Shien Beh, Hui Liang Wong, and Kian Huat Lai will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605©(1)(A) of the NASDAQ rules, all such directors independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Please see the financial statements on Pages F–1 - F16 of this Annual Report.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the accompanying financial statements as of December 31, 2021 and for the period from March 24, 2021 (inception), through 2021 have been restated. Our opinion is not modified with respect to this matter.

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

New York, New York

March 31, 2022, except for the effects of the restatement discussed in Note 2, as to which the date is December 2, 2022

Item 1. Financial Statements

GLOBALINK INVESTMENT INC.

BALANCE SHEET (AS RESTATED)

December 31, 2021
ASSETS
CURRENT ASSETS
Cash in escrow account	$812,232
Prepaid expenses-current	217,461
Total current assets	1,029,693

Prepaid expenses-non current	202,567

Investments held in Trust Account	116,725,099
TOTAL ASSETS	$117,957,359

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$139,550
Franchise tax Payable	84,254
Due to related party	7,000
Total current liabilities	230,804

Derivative warrant liabilities (restated, see Note 2)	114,570
Deferred underwriting fee payable	4,025,000
Total liabilities	$4,370,374

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 11,500,000 shares at redemption value of $10.15 per share, respectively.	116,725,000

STOCKHOLDERS’ DEFICIT
Common Stock; $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).	3,445
Additional paid-in capital	-
Accumulated deficit (restated, see Note 2)	(3,141,460)

Total stockholders’ deficit	(3,138,015)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$117,957,359

The accompanying notes are an integral part of these financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF OPERATIONS (AS RESTATED)

FOR THE PERIOD MARCH 24, 2021 (INCEPTION) TO DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	$135,649
Total operating expenses	135,649

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account	99
Change in fair value of warrant liabilities (restated, see Note 2)	16,530
Transaction costs allocated to warrant issuance (restated, see Note 2)	(611)
Total other income (expense)	16,018

NET LOSS	$(119,631)

Weighted average shares outstanding of common stock -redeemable	875,887

Basic and diluted net income per share, Common stock-redeemable (restated, see Note 2)	$16.15

Weighted average shares outstanding of common stock-non redeemable	2,918,723

Basic and diluted net loss per share, Common stock-non redeemable (restated, see Note 2)	$(4.89)

The accompanying notes are an integral part of these financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (AS RESTATED)

FOR THE PERIOD MARCH 24, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Common stock					Additional		Total
	Class A		Class B			paid-in	Accumulated	stockholder’s
	Shares	Amount	Shares	Amount		capital	deficit	deficit

Balance, March 24, 2021	-	$-		$		$-	$-	$-

Issuance of common stock to Sponsor	-	-	2,875,000		2,875	22,125	-	25,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants and rights (net of offering costs)	-	-	-		-	9,840,620	-	9,840,620

Sale of Private Units to private placement shares	-	-	570,000		570	5,673,459	-	5,674,029

Accretion for redeemable shares to redemption value	-	-	-		-	(15,536,204)	(2,890,729)	(18,426,933)

Initial classification of private warrants (restated, see Note 2)	-	-	-		-	-	(131,100)	(131,100)

Net loss	-	-	-		-	-	(119,631)	(119,631)

Balance, December 31, 2021	-	$-	3,445,000		$3,445	$-	$(3,141,460)	$(3,138,015)

The accompanying notes are an integral part of these financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CASH FLOWS (AS RESTATED)

FOR THE PERIOD MARCH 24, 2021 (INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss (restated, see Note 2)	$(119,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(99)
Change in fair value of warrant liabilities (restated, see Note 2)	(16,530)
Transaction costs allocated to warrant issuance (restated, see Note 2)	611
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(420,028)
Note payable - related party	7,000
Accounts payable	139,551
Franchise tax payable	84,254
Net cash flows used in operating activities	(324,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(116,725,000)
Net cash flows used in investing activities	(116,725,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting fees of $2,300,000	112,700,000
Proceeds from sale of private units	5,700,000
Proceeds from issuance of Class B common stock to Sponsor	25,000
Payment of offering costs	(562,896)
Proceeds from Notes payable-related party	70,000
Repayment of Notes payable-related party	(70,000)
Net cash flows provided by financing activities	117,862,104

NET CHANGE IN CASH	812,232

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$812,232

Supplemental disclosure of noncash activities:

Initial value of Class A common stock subject to possible redemption	$116,725,000
Deferred underwriting commissions payable charged to additional paid in capital	$4,025,000
Initial classification of warrant liability (restated, see Note 2)	$131,100

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

Simultaneously with the exercise of the Over-allotment, the Company consummated a private sale of an additional 52,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $525,000. Since the underwriter’s over-allotment was exercised in full, the sponsor did not forfeit any Founder Shares (as defined in Note 6).

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

Note 2 — Restatement Of Previously Issued Financial Statements

The Company previously accounted for its outstanding Private Warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

The Company’s management re-evaluated the Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously Reported	Adjustments	As Restated
Balance Sheet as of December 9, 2021 (audited)
Total Liabilities	3,766,396	119,025	3,885,421
Accumulated Deficit	(2,367,288)	(119,025)	(2,486,313)
Total Stockholders’ Deficit	(2,363,896)	(119,025)	(2,482,921)

Balance Sheet as of December 31, 2021 (audited)
Total Liabilities	4,255,804	114,570	4,370,374
Accumulated Deficit	(3,026,890)	(114,570)	(3,141,460)
Total Stockholders’ Deficit	(3,023,445)	(114,570)	(3,138,015)

Statement of Changes in Stockholders’ Deficit for the Period March 24, 2021 (Inception) through December 31, 2021
Accretion for redeemable shares to redemption value	(19,611,024)	1,184,091	(18,426,933)
Initial classification of private warrants	-	(131,100)	(131,100)
Net loss	(135,550)	15,919	(119,631)
Total Stockholders’ Deficit	(3,023,445)	(114,570)	(3,138,015)

Statement of Operations for the period from March 24, 2021 (inception) through December 31, 2021 (audited)
Net loss	(135,550)	15,919	(119,631)
Change in fair value of warrant liabilities	-	16,530	16,530
Transaction costs allocated to warrant issuance	-	(611)	(611)
Basic and diluted net income per share, common stock- redeemable	17.19	(1.04)	16.15
Basic and diluted net income per share, common stock- non redeemable	(5.20)	0.31	(4.89)

Statement of Cash Flows for the period from March 24, 2021 (inception) through December 31, 2021 (audited)
Net loss	(135,550)	15,919	(119,631)
Change in fair value of warrant liabilities	-	(16,530)	(16,530)
Transaction costs allocated to warrant issuance	-	611	611

Noncash activities
Initial classification of warrant liability	-	131,100	131,100

Note 3 — Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates. One of the more significant estimates is the value of the Private Warrants.

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

The total provision (benefit) for income taxes is comprised of the following:

December 31, 2021
Current expense	$-
Deferred expense	(28,466)
Change in valuation allowance	(28,466)

Total income tax expense (benefit)	$-

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

December 31, 2021
Deferred tax assets
Start-up costs	$10,793
Net operating loss	17,673
Total Deferred tax assets	28,466
Deferred tax liabilities	-
Valuation allowance for deferred tax assets	(28,466)

Net deferred tax assets	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. At the period ended December 31, 2021, the valuation allowance was $28,466.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
Transaction costs warrants	(0.1)%
Change in FV warrants	2.9%
Valuation allowance	(23.8)%
Income tax provision expense	0%

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

At December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,465,000)
Common stock issuance costs	(6,236,933)
Plus: Accretion of carrying value to redemption value	18,426,933
Common stock subject to possible redemption	$116,725,000

Net Income (Loss) per Common Stock (restated, see note 2)

The Company has one class of shares. Public Warrants (see Note 4) and Private Warrants (see Note 5) to purchase 7,242,000 Common Stock at $10 per share were issued on December 9, 2021. At December 31, 2021, no Public Warrants or Private Warrants have been exercised. The 7,242,000 potential shares of common stock for outstanding Public Warrants and Private Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period March 24, 2021 (inception) through December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

Basic and diluted net income (loss) per share:	For the period March 24, 2021 (inception) through December 31, 2021 Common Stock
	Redeemable	Non-redeemable
NUMERATOR
Allocation of net income (loss)	$14,145,943	$(14,265,574)

DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	875,887	2,918,723

EPS
Basic and diluted net income (loss) per share	$16.15	$(4.89)

Accounting for Warrants (restated, see Note 2)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for the warrants issued in connection with its initial public offering in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a binomial lattice model.

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

Note 4 — Initial Public Offering and Over-allotment

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2021, there were 3,445,000 (excluding 11,500,000 shares of common stock subject to possible redemption) shares of common stock issued and outstanding.

Warrants:

As of December 31, 2021, the Company had 11,500,000 Public Warrants and 570,000  Private Warrants outstanding.

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

The Private Warrants will be issued substantially in the same form as the Public Warrants, except they (i) will be exercisable either for cash or on a cashless basis at the holder’s option pursuant and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). Once a Private Warrant is transferred to a holder other than a permitted transferee, it shall be treated as a Public Warrant for all purposes.

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

Note 9 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$116,725,099	$—	$—

Liabilities:
Warrant Liabilities- Private Warrants	3	$—	$—	$114,570

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is calculated by averaging the volatilities of similar Company’s. As of December 9, 2021 (issuance) and December 31, 2021, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs:

	(At issuance) As of December 9, 2021	As of December 31, 2021
Exercise price	$5.75	$5.75
Market price of public stock	$4.62	$4.68
Volatility	12.3%	9.1%
Risk-free rate	1.23%	1.22%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
December 9, 2021 (At issuance)	$131,100
Change in valuation inputs or other assumptions	(16,530)
Fair value as of December 31, 2021	$114,570

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2022, the date that the financial statements were available to be issued and except as set forth below, has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Dated: December 2, 2022	By:	/s/ Say Leong Lim
Say Leong Lim
Chief Executive Officer

Dated: December 2, 2022	By:	/s/ Cliff (Ming Hang) Chong
Cliff (Ming Hang) Chong
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 2, 2022.

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

69