Form 10-Q/A
period 2022-03-31
GLOBALINK INVESTMENT INC.
filed 2022-12-05
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

GLOBALINK INVESTMENT INC.

i

EXPLANATORY NOTE

Globalink Investment Inc. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2022, originally filed with the Securities and Exchange Commission, or the SEC, on May 16, 2022 (the “Original Filing”), to restate our financial statements for three months ended March 31, 2022.

Restatement Background

The Company previously accounted for its outstanding private warrants (the “Private Warrants”) as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

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

As a result, on November 10, 2022, the audit committee of the Company’s board of directors, after consultation with management and a discussion with Friedman LLP, the Company’s independent registered public accounting firm (the “Independent Accounting Firm”), concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

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

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2022. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2022, due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Interim Financial Statements (Unaudited).

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I – Item 4. Controls and Procedures.

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

This Amendment does not reflect adjustments for events occurring after May 16, 2022, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

ii

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED BALANCE SHEETS (AS RESTATED)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in escrow account	$636,216	$812,232
Prepaid expenses-current	245,080	217,461
Total current assets	881,296	1,029,693
Prepaid expenses-non current	148,946	202,567
Investments held in Trust Account	116,726,356	116,725,099
TOTAL ASSETS	$117,756,598	$117,957,359

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$61,049	$139,550
Franchise tax payable	134,254	84,254
Due to affiliate	37,000	7,000
Total current liabilities	232,303	230,804
Derivative warrant liabilities (restated, see Note 2)	67,203	114,570
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	4,324,506	4,370,374

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 11,500,000 shares at redemption value of $10.15 per share, respectively.	116,725,000	116,725,000

STOCKHOLDERS’ DEFICIT
Common Stock; $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).	3,445	3,445
Additional paid-in capital	-	-
Accumulated deficit (restated, see Note 2)	(3,296,353)	(3,141,460)

Total stockholders’ deficit	(3,292,908)	(3,138,015)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$117,756,598	$117,957,359

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF OPERATIONS (AS RESTATED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

OPERATING EXPENSES
General and administrative (restated, see Note 2)	$153,517
Franchise tax expense	50,000
Total expenses	203,517
OTHER INCOME
Interest income on investments held in Trust Account	1,257
Change in fair value of warrant liabilities (restated, see Note 2)	47,367
Total other income	48,624
NET LOSS	(154,893)
Weighted average shares outstanding Common stock-redeemable	11,500,000

Basic and diluted net loss per share, Common stock-redeemable	$(0.01)

Weighted average shares outstanding Common stock-non redeemable	3,445,000

Basic and diluted net loss per share, Common stock-non-redeemable	$(0.01)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to March 31, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (AS RESTATED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	deficit

Balance, December 31, 2021	3,445,000	$3,445	$-	$(3,141,460)	$(3,138,015)
Net loss	-	-	-	(154,893)	(154,893)
Balance, March 31, 2022	3,445,000	$3,445	$-	$(3,296,353)	$(3,292,908)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to March 31, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CASH FLOWS (AS REST)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (restated, see Note 2)	$(154,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,257)
Change in fair value of warrant liabilities (restated, see Note 2)	(47,367)
Changes in operating assets and liabilities:
Prepaid expenses and other	26,002
Accounts payable and accrued expenses	(78,501)
Franchise tax payable	50,000
Net cash used in operating activities	(206,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to affiliate	30,000
Net cash provided by financing activities	30,000

NET CHANGE IN CASH	(176,016)

CASH, BEGINNING OF PERIOD	812,232

CASH, END OF PERIOD	$636,216

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 4. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd, a Malaysian private limited company, an entity not affiliated with the Company, the sponsor or the underwriters, generating gross proceeds of $5,175,000, which is described in Note 5.

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

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $562,896 of other costs. As described in Note 7, the $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by March 9, 2023, subject to the terms of the underwriting agreement.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to deferred underwriting discounts (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of March 31, 2022 (unaudited)
Total Liabilities	4,257,304	67,202	4,324,506
Accumulated Deficit	(3,229,151)	(67,202)	(3,296,353)
Total Stockholders’ Deficit	(3,225,706)	(67,202)	(3,292,908)

Condensed Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 (unaudited)
Net loss	(202,261)	47,368	(154,893)
Total Stockholders’ Deficit	(3,225,706)	(67,202)	(3,292,908)

Condensed Statement of Operations for the three months ended March 31, 2022 (unaudited)
Net loss	(202,261)	47,368	(154,893)
Change in fair value of warrant liabilities	-	47,367	47,367
Operating expenses: General and administrative	153,518	(1)	153,517

Condensed Statement of Cash Flows for the three months ended March 31, 2022 (unaudited)
Net loss	(202,261)	47,368	(154,893)
Change in fair value of warrant liabilities	-	(47,367)	(47,367)

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022 and amended annual report on Form 10-K/A, as filed with the SEC on December 2, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

The total provision (benefit) for income taxes is comprised of the following:

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

The total provision (benefit) for income taxes is comprised of the following:

	March 31, 2022	December 31, 2021
Current expense	$-	$-
Deferred expense	(42,475)	(28,466)
Change in valuation allowance	(42,475)	(28,466)
Total income tax expense (benefit)	$-	$-

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	March 31, 2022	December 31,2021
Deferred tax assets
Start-up costs	$43,032	$10,793
Net operating loss	27,909	17,673
Total Deferred tax assets	70,941	28,466
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(70,941)	(28,466)
Net deferred tax assets	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. For the period ended March 31, 2022, the change in valuation allowance was $42,475.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	March 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
Transaction costs warrants	0.00%	(0.1)%
Change in FV warrants	6.4%	2.9%
State taxes, net of federal tax benefit	0.00%	0.00%
Valuation allowance	(27.4)%	(23.8)%
Income tax provision expense	0%	0%

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

Net income (loss) per common stock (restated, see note 2)

The Company has one class of shares. Public Warrants (see Note 4) and Private Warrants (see Note 5) to purchase 7,242,000 Common Stock at $10 per share were issued on December 9, 2021. At March 31, 2022, no Public Warrants or Private Warrants have been exercised. The 7,242,000 potential shares of common stock for outstanding Public Warrants and Private Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the three months ended March 31, 2022	Common Stock
Basic and diluted net loss per share:	Redeemable	Non-redeemable
NUMERATOR
Allocation of net loss	$(119,189)	$(35,705)
DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	11,500,000	3,445,000
EPS
Basic and diluted net loss per share	$(0.01)	$(0.01)

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

Note 4 — Initial Public Offering and Over-allotment

Pursuant to the IPO and the over-allotment in December 2021, the Company sold 11,500,000 units at a price of $10.00 per Unit. Each Unit consists of one share of common stock, one redeemable warrant (each, a “Public Warrant”) and one right (“Public Right”). Each Public Warrant entitles the holder to purchase one-half (1/2) of one share of common stock at a price of $11.50 per share, subject to adjustment. Each Public right entitles the holder to receive one-tenth (1/10) of one share of common stock at the closing of a Business Combination (see Note 8).

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Founder Shares

On August 19, 2021, our sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock, par value $0.001, for an aggregate price of $25,000. The Founder Shares are subject to certain transfer restrictions, as described in Note 8.

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

Warrants

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

March 31, 2022

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,726,356	$—	$—

Liabilities:
Warrant Liabilities- Private Warrants	3	$—	$—	$67,203

December 31, 2021

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,725,099	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	$—	$—	$114,570

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is calculated by averaging the volatilities of similar Company’s. As of March 31, 2022 and December 31, 2021, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$5.75	$5.75
Market price of public stock	$4.96	$4.68
Volatility	4.8%	9.1%
Risk-free rate	2.41%	1.22%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
January 1, 2022	$114,570
Change in valuation inputs or other assumptions	(47,367)
Fair value as of March 31, 2022	$67,203

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 16, 2022, the date that the financial statements were available to be issued has determined that there have been no events that have occurred that would require adjustments to the disclosures of the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended March 31, 2022, we had a net loss of $154,893 all of which consisted of operating expenses of $203,517, offset partially by change in fair value of warrant liabilities of $47,367 and interest earned on marketable securities held in the trust account of $1,257.

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

For the three months ended March 31, 2022, net loss was $154,983 mainly consisting of general and administration expenses offset partially by change in fair value of warrant liabilities $47,367 and interest earned on marketable securities held in the trust account of $1,257. Net cash used in operating activities was $206,016, which was due to prepaid expenses and other assets of $26,002, accounts payable and accrued expenses of $78,501 and franchise tax payable of $50,000. Net cash used in financing activities was $30,000 which was due to affiliate.

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

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stock that are subject to forfeiture if the underwriters’ over-allotment option is not exercised by the underwriters (Please see Note 6 for more information). As of March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a binomial lattice model.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements as of March 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as described in the Explanatory Note to this Amendment, as of March 31, 2022, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333- 261222). The Registration Statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 Units with respect to the Public Shares at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd, a Malaysian private limited company, an entity not affiliated with the Company, the Sponsor or the underwriters, generating gross proceeds of $5,175,000 which is described in Note 5.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

GLOBALINK INVESTMENT INC.

Date: December 2, 2022	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 2, 2022	By:	/s/ Cliff (Ming Hang) Chong
	Name:	Cliff (Ming Hang) Chong
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

