Form 10-Q/A
period 2022-06-30
GLOBALINK INVESTMENT INC.
filed 2022-12-05
CIK 1888734

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

GLOBALINK INVESTMENT INC.

i

EXPLANATORY NOTE

Globalink Investment Inc. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the period ended June 30, 2022, originally filed with the Securities and Exchange Commission, or the SEC, on August 15, 2022 (the “Original Filing”), to restate our financial statements for three and six months ended June 30, 2022.

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

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2022. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2022, due to a material weakness in internal controls over financial reporting solely related to the accounting for warrants described above.

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

This Amendment does not reflect adjustments for events occurring after August 15, 2022, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED BALANCE SHEETS (AS RESTATED)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in escrow account	$516,280	$812,232
Prepaid expenses-current	237,555	217,461
Total current assets	753,835	1,029,693
Prepaid expenses-non current	174,730	202,567
Investments held in Trust Account	116,813,337	116,725,099
TOTAL ASSETS	$117,741,902	$117,957,359

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,335	$139,550
Franchise tax payable	184,254	84,254
Due to affiliate	67,000	7,000
Total current liabilities	270,589	230,804
Derivative warrant liabilities (restated, see Note 2)	24,738	114,570
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	4,320,327	4,370,374

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 11,500,000 shares at redemption value of $10.15 per share, respectively	116,725,000	116,725,000

STOCKHOLDERS’ DEFICIT
Common Stock; $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	3,445	3,445
Additional paid-in capital	-	-
Accumulated deficit (restated, see Note 2)	(3,306,870)	(3,141,460)

Total stockholders’ deficit	(3,303,425)	(3,138,015)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$117,741,902	$117,957,359

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENTS OF OPERATIONS (UNAUDITED) (AS RESTATED)

	For the three months ended June 30,	For the six months ended June 30,
	2022
OPERATING EXPENSES
General and administrative (restated, see Note 2)	$89,963	$243,480
Franchise tax expense	50,000	100,000
Total operating expenses	139,963	343,480
OTHER INCOME
Income on investments held in Trust Account	86,981	88,238
Change in fair value of warrant liabilities (restated, see Note 2)	42,465	89,832
Total other income	129,446	178,070

NET LOSS	$(10,517)	$(165,410)

Weighted average shares outstanding Common stock-redeemable	11,500,000	11,500,000

Basic and diluted net loss per share, Common stock-redeemable	$(0.00)	$(0.01)

Weighted average shares outstanding Common stock-non redeemable	3,445,000	3,445,000

Basic and diluted net loss per share, Common stock-non-redeemable	$(0.00)	$(0.01)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to June 30, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (AS RESTATED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	deficit

Balance, December 31, 2021	3,445,000	$3,445	$-	$(3,141,460)	$(3,138,015)
Net loss	-	-	-	(154,893)	(154,893)
Balance, March 31, 2022	3,445,000	3,445	-	(3,296,353)	(3,292,908)
Net loss	-	-	-	(10,517)	(10,517)
Balance, June 30, 2022	3,445,000	$3,445	$-	$(3,306,870)	$(3,303,425)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to June 30, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

GLOBALINK INVESTMENT INC.

STATEMENT OF CASH FLOWS (AS RESTATED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (restated, see Note 2)	$(165,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(88,238)
Change in fair value of warrant liabilities (restated, see Note 2)	(89,832)
Changes in operating assets and liabilities:
Prepaid expenses - current	7,743
Accounts payable	(120,215)
Franchise tax payable	100,000
Net cash used in operating activities	(355,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to affiliate	60,000
Net cash provided by financing activities	60,000

NET CHANGE IN CASH	(295,952)

CASH, BEGINNING OF PERIOD	812,232

CASH, END OF PERIOD	$516,280

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

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously Reported	Adjustments	As Restated
Condensed Balance Sheets as of June 30, 2022 (unaudited)
Total Liabilities	4,295,589	24,738	4,320,327
Accumulated Deficit	(3,282,132)	(24,738)	(3,306,870)
Total Stockholders’ Deficit	(3,278,687)	(24,738)	(3,303,425)

Condensed Statement of Changes in Stockholders’ Deficit for the three months ended June 30, 2022 (unaudited)
Net loss	(52,981)	42,464	(10,517)
Total Stockholders’ Deficit	(3,278,687)	(24,738)	(3,303,425)

Condensed Statement of Operations for the three months ended June 30, 2022 (unaudited)
Net loss	(52,981)	42,464	(10,517)
Change in fair value of warrant liabilities	-	42,465	42,465
Operating expenses: General and administrative	89,962	1	89,963

Condensed Statement of Operations for the six months ended June 30, 2022 (unaudited)
Net loss	(255,242)	89,832	(165,410)
Change in fair value of warrant liabilities	-	89,832	89,832
Basic and diluted net loss per share, Common stock-redeemable	(0.02)	0.01	(0.01)
Basic and diluted net loss per share, Common stock-non-redeemable	(0.02)	0.01	(0.01)

Condensed Statement of Cash Flows for the six months ended June 30, 2022 (unaudited)
Net loss	(255,242)	89,832	(165,410)
Change in fair value of warrant liabilities	-	(89,832)	(89,832)

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

Net loss per common stock (restated, see note 2)

The Company has one class of shares. Public Warrants (see Note 4) and Private Warrants (see Note 5) to purchase 7,242,000 Common Stock at $10 per share were issued on December 9, 2021. At June 30, 2022, no Public Warrants or Private Warrants have been exercised. The 7,242,000 potential shares of common stock for outstanding Public Warrants and Private Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the three months ended June 30, 2022	Common Stock
Basic and diluted net loss per share:	Redeemable	Non-redeemable
NUMERATOR
Allocation of net loss	$(8,093)	$(2,424)
DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	11,500,000	3,445,000
EPS
Basic and diluted net loss per share	$(0.00)	$(0.00)

For the six months ended June 30, 2022	Common Stock
Basic and diluted net loss per share:	Redeemable	Non-redeemable
NUMERATOR
Allocation of net loss	$(127,281)	$(38,129)
DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	11,500,000	3,445,000
EPS
Basic and diluted net loss per share	$(0.01)	$ (0.01)

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

June 30, 2022

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,813,337	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	$—	$—	$24,738

December 31, 2021

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,725,099	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	$—	$—	$114,570

The Private Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is calculated by averaging the volatilities of similar Company’s. As of June 30, 2022 and December 31, 2021, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$5.75	$5.75
Market price of public stock	$4.96	$4.68
Volatility	2.1%	9.1%
Risk-free rate	2.98%	1.22%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
January 1, 2022	$114,570
Change in valuation inputs or other assumptions	(47,367)
Fair value as of March 31, 2022	67,203
Change in valuation inputs or other assumptions	(42,465)
Fair value as of June 30, 2022	$24,738

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

For the three months ended June 30, 2022, we had a net loss of $10,517 of which consisted of operating expenses incurred driven by general and administrative expenses of $89,963, accrual of Delaware franchise taxes of $50,000, partially offset by interest income on investments held in the Trust Account of $86,981 and change in fair value of warrants liabilities of $42,465.

For the six months ended June 30, 2022, we had a net loss of $165,410 of which consisted of operating expenses incurred driven by general and administrative expenses of $ 243,480 and accrual of Delaware franchise taxes of $100,000, partially offset by change in fair value of warrants liabilities of $89,832 and interest income on investments held in the Trust Account of $88,238.

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

For the three and six months ended June 30, 2022, net loss was $10,517 and $165,410, respectively. Consisting of general and administration expenses of $89,963 and $243,480 and offset partially by interest earned on marketable securities held in the trust account of $86,981 and $88,238, respectively, and change in fair value of warrant liabilities of $42,465 and 89,832, respectively. Net cash used in operating activities was $355,952, which was due to prepaid expenses and other assets of $7,743, accounts payable and accrued expenses of $120,215 and franchise tax payable of $100,000. Net cash used in financing activities was $60,000 which was due to affiliate.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as described in the Explanatory Note to this Amendment, as of June 30, 2022, our disclosure controls and procedures were not effective.

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

