Form 10-Q
period 2022-09-30
GLOBALINK INVESTMENT INC.
filed 2022-12-06
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of December 6, 2022 there were 14,945,000 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash in escrow account	$326,172	$812,232
Prepaid expenses-current	229,948	217,461
Total current assets	556,120	1,029,693
Prepaid expenses-non current	39,918	202,567
Investments held in Trust Account	117,421,567	116,725,099
TOTAL ASSETS	$118,017,605	$117,957,359

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$237,631	$139,550
Franchise tax payable	234,254	84,254
Income tax payable	97,086
Due to affiliate	97,000	7,000
Total current liabilities	665,971	230,804
Derivative warrant liabilities	34,200	114,570
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	4,725,171	4,370,374

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 11,500,000 shares at redemption value at September 30, 2022 and December 31, 2021 of $10.18 and $10.15 per share, respectively	117,090,227	116,725,000

STOCKHOLDERS’ DEFICIT AT SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
Common Stock; $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	3,445	3,445
Additional paid-in capital	—	—
Accumulated deficit	(3,801,238)	(3,141,460)

Total stockholders’ deficit	(3,797,793)	(3,138,015)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$118,017,605	$117,957,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,	For the nine months ended September 30,
	2022	2022
OPERATING INCOME (EXPENSES)
General and administrative	$580,823	$824,303
Franchise tax expense	50,000	150,000
Total operating income (expenses)	630,823	974,303
OTHER INCOME
Income on investments held in Trust Account	608,230	696,468
Change in fair value of warrant liabilities	(9,462)	80,370
Total other income	598,768	776,838

Loss before taxes	(32,055)	(197,465)
Provision for income taxes	(97,086)	(97,086)

NET LOSS	$(129,141)	$(294,551)

Weighted average shares outstanding Common stock-redeemable	11,500,000	11,500,000

Basic and diluted net loss per share, Common stock-redeemable	$(0.01)	$(0.02)

Weighted average shares outstanding Common stock-non redeemable	3,445,000	3,445,000

Basic and diluted net loss per share, Common stock-non-redeemable	$(0.01)	$(0.02)

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to September 30, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2021 (As restated)	3,445,000	$3,445	$—	$(3,141,460)	$(3,138,015)
Net loss (as restated)	—	—	—	(154,893)	(154,893)
Balance, March 31, 2022 (as restated)	3,445,000	3,445	—	(3,296,353)	(3,292,908)
Net loss (as restated)	—	—	—	(10,517)	(10,517)
Balance, June 30, 2022 (as restated)	3,445,000	3,445	—	(3,306,870)	(3,303,425)
Remeasurement of shares subject to possible redemption, net of $331,340 in trust funds that may be used to pay tax liabilities	—	—	—	(365,227)	(365,227)
Net loss	—	—	—	(129,141)	(129,141)
Balance, September 30, 2022	3,445,000	$3,445	-	$(3,801,238)	$(3,797,793)

The Company was incorporated on March 24, 2021 and had no operation through September 30, 2021. Accordingly, there are no comparative amounts presented for the period from March 24, 2021 (inception) to September 30, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

Nine Months Ended September 30,2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(294,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(696,468)
Change in fair value of warrant liabilities	(80,370)
Changes in operating assets and liabilities:
Prepaid expenses - current	150,162
Accounts payable	98,081
Income tax payable	97,086
Franchise tax payable	150,000
Net cash used in operating activities	(576,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to affiliate	90,000
Net cash provided by financing activities	90,000

NET CHANGE IN CASH	(486,060)

CASH, BEGINNING OF PERIOD	812,232

CASH, END OF PERIOD	$326,172

The Company was incorporated on March 24, 2021 and had no operation since, hence comparative amounts for the period March 24, 2021 (inception) to September 30, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 1 – Description of Organization and Business Operations and Liquidity

Globalink Investment Inc. (the “Company”) was incorporated in Delaware on March 24, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). On July 27, 2022, Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Globalink, was formed.

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Business Combination

On August 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tomorrow Crypto Group Inc., a Nevada corporation (“Tomorrow Crypto”), Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Globalink (“Merger Sub”), GL Sponsor LLC, a Delaware limited liability company, in its capacity as the representative of the Company’s stockholders from and after the effective time of the Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative”), and Mingliu Wang, an individual, in his capacity as the representative of Tomorrow Crypto’s stockholders from and after the Effective Time for the stockholders of Tomorrow Crypto as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”). Pursuant to the terms of the Merger Agreement, a business combination between Globalink and Tomorrow Crypto through the merger of Merger Sub with and into Tomorrow Crypto, with Tomorrow Crypto surviving the merger as a wholly-owned subsidiary of Globalink (the “Merger,” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). Subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), each share of Tomorrow Crypto common stock issued and outstanding immediately prior to the Effective Time (other than treasury shares or dissenting shares) will be converted into the right to receive shares of Globalink common stock. The total consideration to be paid by Globalink to the stockholders of Tomorrow Crypto in the form of Globalink’s common stock at the Closing will be equal to $210 million, with an earn-out provision permitting the stockholders of Tomorrow Crypto to receive up to 10 million additional shares as and when the business meets certain incremental milestones for the number of ASIC mining machines successfully installed, commissioned and placed in operation. The Merger Agreement is subject to certain customary closing conditions and contains customary representations, warranties, covenants and indemnity provisions. The respective boards of directors of Globalink and Tomorrow Crypto have (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby (the “Transactions”) and (ii) resolved to recommend approval of the Merger Agreement and related transactions by their respective stockholders.

Risks and Uncertainties

As of the date the unaudited condensed consolidated financial statements were issued, there was still considerable uncertainty around the expected duration of the COVID-19 pandemic. The Company has concluded that while it is reasonably possible that the COVID-19 pandemic could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $326,172 of cash held in escrow which is available to meet working capital needs, $117,421,567 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $221,489 (adjusted for amounts available for withdrawal from the Trust Account for tax related obligations).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for nine months ended September 30, 2022 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash held in escrow

The Company had $326,172 and $812,232 held in escrow on September 30, 2022 and December 31, 2021 respectively. This balance will be transferred in whole as soon as practicable to the Company’s operating account.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO and the over- allotment. Offering costs amounted to $6,887,896 which was charged against additional paid-in capital upon the completion of the IPO in December 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022. The Company’s effective tax rate was (302.87)% and 0% for the three months ended September 30, 2022 and 2021, respectively, and (49.17)% and 0% for the nine months ended September 30, 2022 and for the period from March 24, 2021 (inception) to September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from March 24, 2021 (inception) to September 30, 2021, primarily due to changes in the fair value in warrant liabilities and the valuation allowance on the deferred tax assets.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period March 24, 2021 (inception) to December 31, 2021 or for the nine months ended September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2022 and December 31, 2021, 11,500,000 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO and the over-allotment, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of common stick resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2022, and December 31, 2021, the common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,465,000)
Common stock issuance costs	(6,236,933)
Plus: Accretion of carrying value to redemption value	18,426,933
Common stock subject to possible redemption as of December 31, 2021	116,725,000
Plus: Accretion of carrying value to redemption value, net of $331,340 in trust funds that may be used to pay tax liabilities	365,227
Common stock subject to possible redemption as of September 30, 2022	$117,090,227

Net loss per share of common stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has one authorized class of common shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 7,242,000 Common Stock at $10 per share were issued on December 9, 2021. At September 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 7,242,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

For the three months ended September 30, 2022	Common Stock
Basic and diluted net loss per share:	Redeemable	Non-redeemable
NUMERATOR
Allocation of net loss	$(99,372)	$(29,769)
DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	11,500,000	3,445,000
EPS
Basic and diluted net loss per share	$(0.01)	$(0.01)

For the nine months ended September 30, 2022	Common Stock
Basic and diluted net loss per share:	Redeemable	Non-redeemable
NUMERATOR
Allocation of net loss	$(226,653)	$(67,898)
DENOMINATOR
Weighted Average Shares Outstanding including common stock subject to redemption	11,500,000	3,445,000
EPS
Basic and diluted net loss per share	$(0.02)	$(0.02)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a binomial lattice model.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statement.

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

Related Party Loans

On October 7, 2021, Lin Ding Jie, a member of the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). As of September 30, 2022, and December 31, 2021, the Company had no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022, and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay our sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, the Company will cease paying these monthly fees. As of September 30, 2022, and December 31, 2021, $97,000 and $7,000 respectively, have been accrued under this arrangement and shown under “Due to affiliate” in the accompanying balance sheet.

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

Business Combination

On August 3, 2022, Globalink entered into the Merger Agreement by and among Tomorrow Crypt, Merger Sub, GL the Parent Representative, and the Seller Representative. Pursuant to the terms of the Merger Agreement, a business combination between Globalink and Tomorrow Crypto through the merger of Merger Sub with and into Tomorrow Crypto, with Tomorrow Crypto surviving the Merger as a wholly-owned subsidiary of Globalink. Subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), each share of Tomorrow Crypto common stock issued and outstanding immediately prior to the Effective Time (other than treasury shares or dissenting shares) will be converted into the right to receive shares of Globalink common stock. The total consideration to be paid by Globalink to the stockholders of Tomorrow Crypto in the form of Globalink’s common stock at the Closing will be equal to $210 million, with an earn-out provision permitting the stockholders of Tomorrow Crypto to receive up to 10 million additional shares as and when the business meets certain incremental milestones for the number of ASIC mining machines successfully installed, commissioned and placed in operation. The Merger Agreement is subject to certain customary closing conditions and contains customary representations, warranties, covenants and indemnity provisions. The respective boards of directors of Globalink and Tomorrow Crypto have (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby (the “Transactions”) and (ii) resolved to recommend approval of the Merger Agreement and related transactions by their respective stockholders.

Subscription Agreement

In connection with the execution of the Merger Agreement, Globalink entered into subscription agreements (collectively, the “Subscription Agreements”) with certain accredited investors (the “Subscribers”) pursuant to which the Subscribers have agreed to purchase, and Globalink has agreed to sell to the Subscribers, an aggregate of $15,000,000 shares of Series A Convertible Preferred Stock with an aggregate face value of $16,666,667 (the “PIPE Preferred Shares”). The PIPE Preferred Shares will have a 10% monthly compound dividend and a conversion price of $10.00 per share, subject to certain downward adjustments described therein, and will be both redeemable and subject to forced conversion under certain conditions set forth in the Subscription Agreements. In connection with the purchase of the PIPE Preferred Shares, Globalink will also issue warrants of Globalink (the “PIPE Warrants”, and together with the PIPE Preferred Shares, the “PIPE Securities”) to purchase that number of shares of Globalink common stock equal to the number of shares of Globalink common stock into which the PIPE Preferred Shares are convertible based on the Closing date conversion price. The PIPE Warrants will have a term of five years and an exercise price of $11.50, subject to certain downward adjustments as set forth in the Subscription Agreements. Holders of the PIPE Securities will be entitled to certain registration rights. The purpose of the sale of the PIPE Securities is to raise additional capital for use in connection with the Merger and to meet the minimum cash requirements provided in the Merger Agreement. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the Transactions.

Globalink Support Agreement

In connection with the execution of the Merger Agreement, certain stockholders of Globalink, Tomorrow Crypto and Globalink entered into a support agreement (the “Globalink Support Agreement”) pursuant to which the stockholders of Globalink that are parties to the Globalink Support Agreement have agreed to vote all shares of Globalink common stock beneficially owned by them in favor of the Merger and related transactions.

Tomorrow Crypto Support Agreement

In connection with the execution of the Merger Agreement, stockholders of Tomorrow Crypto, Tomorrow Crypto and Globalink entered into a support agreement (the “Tomorrow Crypto Support Agreement”), pursuant to which the stockholders of Tomorrow Crypto that are parties to the Tomorrow Crypto Support Agreement have agreed to vote all shares of Company Common Stock beneficially owned by them in favor of the Transactions.

Lock-Up Agreements

The Merger Agreement provides that, at or before the Closing, and effective as of the Closing, certain stockholders of Tomorrow Crypto will enter into a Lock-Up Agreement connection with the execution of the Merger Agreement, subject to certain customary exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the Lock-Up Shares, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any Short Sales with respect to the Lock-Up Shares until the date that is six months after the Closing Date (the period from the date of the Merger Agreement until such date, the “Lock-Up Period”).

Note 7 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2022, and December 31, 2021, there were 3,445,000 (excluding 11,500,000 shares of common stock subject to possible redemption) shares of common stock issued and outstanding.

Warrants:

As of September 30, 2022, and December 31, 2021, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

The Public Warrants are accounted for as an equity instruments in the Company’s unaudited condensed consolidated financial statements. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of the completion of an initial Business Combination and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Warrants will be issued substantially in the same form as the Public Warrants, except they (i) will be exercisable either for cash or on a cashless basis at the holder’s option pursuant and (ii) will not be redeemable by the Company, in either case as long as the Private Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement). Once a Private Warrant is transferred to a holder other than a permitted transferee, it shall be treated as a Public Warrant for all purposes. Due to these terms the Private Warrants are required to be liability classified.

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

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$117,421,567	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	34,200

December 31, 2021

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$116,725,099	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	114,570

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is calculated by averaging the volatilities of similar Company’s. As of September 30, 2022 and December 31, 2021, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$5.75	$5.75
Market price of public stock	$4.98	$4.68
Volatility	3.0%	9.1%
Risk-free rate	4.20%	1.22%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
January 1, 2022	$114,570
Change in valuation inputs or other assumptions	(47,367)
Fair value as of March 31, 2022	67,203
Change in valuation inputs or other assumptions	(42,465)
Fair value as of June 30, 2022	24,738
Change in valuation inputs or other assumptions	9,462
Fair value as of September 30, 2022	$34,200

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to December 6, 2022, the date that the unaudited condensed consolidated financial statements were available to be issued has determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us,” or the “Company,” refer to Globalink Investment Inc. References to our “management,” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GL Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Business Combination

On August 3, 2022, Globalink entered into the Merger Agreement by and among Tomorrow Crypto, Merger Sub, the Parent Representative, and the Seller Representative. Pursuant to the terms of the Merger Agreement, a business combination between Globalink and Tomorrow Crypto through the merger of Merger Sub with and into Tomorrow Crypto, with Tomorrow Crypto surviving the Merger as a wholly-owned subsidiary of Globalink. Subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement, each share of Tomorrow Crypto common stock issued and outstanding immediately prior to the Effective Time (other than treasury shares or dissenting shares) will be converted into the right to receive shares of Globalink common stock. The total consideration to be paid by Globalink to the stockholders of Tomorrow Crypto in the form of Globalink’s common stock at the Closing will be equal to $210 million, with an earn-out provision permitting the stockholders of Tomorrow Crypto to receive up to 10 million additional shares as and when the business meets certain incremental milestones for the number of ASIC mining machines successfully installed, commissioned and placed in operation. The Merger Agreement is subject to certain customary closing conditions and contains customary representations, warranties, covenants and indemnity provisions. Capitalized terms used but not defined herein shall have the respective meanings set forth in the Merger Agreement. The respective boards of directors of Globalink and Tomorrow Crypto have (i) approved and declared advisable the Merger Agreement, the Merger and the other Transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by their respective stockholders.

Subscription Agreement

In connection with the execution of the Merger Agreement, Globalink entered into the Subscription Agreements with the Subscribers, pursuant to which the Subscribers have agreed to purchase, and Globalink has agreed to sell to the Subscribers, an aggregate of $15,000,000 PIPE Preferred Shares with an aggregate face value of $16,666,667. The PIPE Preferred Shares will have a 10% monthly compound dividend and a conversion price of $10.00 per share, subject to certain downward adjustments described therein, and will be both redeemable and subject to forced conversion under certain conditions set forth in the Subscription Agreements. In connection with the purchase of the PIPE Preferred Shares, Globalink will also issue the PIPE Warrants to purchase that number of shares of Globalink common stock equal to the number of shares of Globalink common stock into which the PIPE Preferred Shares are convertible based on the Closing date conversion price. The PIPE Warrants will have a term of five years and an exercise price of $11.50, subject to certain downward adjustments as set forth in the Subscription Agreements. Holders of the PIPE Securities will be entitled to certain registration rights. The purpose of the sale of the PIPE Securities is to raise additional capital for use in connection with the Merger and to meet the minimum cash requirements provided in the Merger Agreement. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the Transactions.

Globalink Support Agreement

In connection with the execution of the Merger Agreement, certain stockholders of Globalink, Tomorrow Crypto and Globalink entered into the Globalink Support Agreement pursuant to which the stockholders of Globalink that are parties to the Globalink Support Agreement have agreed to vote all shares of Globalink common stock beneficially owned by them in favor of the Merger and related transactions.

Tomorrow Crypto Support Agreement

In connection with the execution of the Merger Agreement, stockholders of Tomorrow Crypto, Tomorrow Crypto and Globalink entered into the Tomorrow Crypto Support Agreement, pursuant to which the stockholders of Tomorrow Crypto that are parties to the Tomorrow Crypto Support Agreement have agreed to vote all shares of Company Common Stock beneficially owned by them in favor of the Transactions.

Lock-Up Agreements

The Merger Agreement provides that, at or before the Closing, and effective as of the Closing, certain stockholders of Tomorrow Crypto will enter into a Lock-Up Agreement connection with the execution of the Merger Agreement, subject to certain customary exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the Lock-Up Shares, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any Short Sales with respect to the Lock-Up Shares until the date that is six months after the Closing Date.

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the IPO and search for a prospective initial business combination target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended September 30, 2022, we had a net loss of $129,141 all of which consisted of operating expenses incurred driven by general and administrative expenses of $580,823, accrual of Delaware franchise taxes of $50,000, provision for income tax of $97,086 and change in fair value of warrants liabilities of $9,462, partially offset by interest income on investments held in the Trust Account of $608,230.

For the nine months ended September 30, 2022, we had a net loss of $294,551 all of which consisted of operating expenses incurred driven by general and administrative expenses of $824,303, accrual of Delaware franchise taxes of $150,000, provision for income tax of $97,086, partially offset by interest income on investments held in the Trust Account of $696,468 and change in fair value of warrants liabilities of $80,370.

Liquidity, Capital Resources and Going Concern

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

For the nine months ended September 30, 2022, cash used in operating activities was $576,060. Net loss of $294,551 was affected by interest earned on investments held in the Trust Account of $696,468 and change in fair value of warrants liabilities of $80,370. Changes in operating assets and liabilities provided $495,329 of cash from operating activities.

We had investment held in the trust account of $117,421,567 and $116,725,099 as of September 30, 2022, and December 31, 2021 respectively. Interest income on the balance in the trust account of $696,468 for the nine months ended September 30, 2022 may be used by us to pay taxes. Through September 30, 2022, no amount was withdrawn from the trust account to pay for taxes.

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

We had $326,172 and $812,232 of cash held outside of the trust account as of September 30, 2022, and December 31, 2021 respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

Ding Jie Lin, a member of the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). As of September 30, 2022, the Company had no borrowings under the Note which was repaid on December 13, 2021.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of September 30, 2022, there were no working capital loans outstanding.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 375,000 common stock that are subject to forfeiture if the underwriters’ over-allotment option is not exercised by the underwriters (Please see Note 5 for more information). As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a binomial lattice model.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements as of September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants, as of September 30, 2022, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form S-1, exhibit 3.1 filed with the Securities and Exchange Commission on November 19, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to our Form 8-k, exhibit 3.1, filed with the Securities and Exchange Commission on December 10, 2021)
3.3	Bylaws (incorporated by reference to our Form S-1, exhibit 3.3 filed with the Securities and Exchange Commission on November 19, 2021)
3.4	Form of Amended and Restated Bylaws. (incorporated by reference to our Form S-1, exhibit 3.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to our Form S-1, exhibit 4.1 filed with the Securities and Exchange Commission on November 19, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to our Form S-1, exhibit 4.2 filed with the Securities and Exchange Commission on November 19, 2021)
4.3	Specimen of Right Certificate (incorporated by reference to our Form S-1, exhibit 4.3 filed with the Securities and Exchange Commission on November 19, 2021)
4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.5	Specimen Warrant Certificate (incorporated by reference to our Form S-1, exhibit 4.5 filed with the Securities and Exchange Commission on November 19, 2021)
4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.6 filed with the Securities and Exchange Commission on November 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Date: December 6, 2022	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 6, 2022	By:	/s/ Cliff (Ming Hang) Chong
	Name:	Cliff (Ming Hang) Chong
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

