Form 10-K
period 2022-12-31
GLOBALINK INVESTMENT INC.
filed 2023-04-17
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2022 closing price reported by the Nasdaq Stock Market LLC, was approximately $119.6 million.

As of March 31, 2023, there were 14,945,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Terms that Apply to this Annual Report

Unless otherwise stated in this annual report on Form 10-K of Globalink Investment Inc. (this “Annual Report”), references to:

●	“insider shares” are to the 2,875,000 shares of common stock held or controlled by our insiders (as defined below) prior to the IPO (as defined below);

●	“insiders” are to our officers, directors, sponsor and any holder of our insider shares;

●	“IPO” are to our initial public offering that was consummated on December 9, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“private investor” are to Public Gold Marketing Sdn. Bhd, a Malaysian private limited company, and/or its designee, an entity not affiliated with us, our sponsor or the underwriters in the IPO;

●	“private rights” are to the rights included in the private units (as defined below);

●	“private shares” are to the shares included in the private units (as defined below);

●	“private units” are to the 570,000 units we sold privately to the private investor upon consummation of the IPO;

●	“private warrants” are to the warrants included in the private units;

●	“public shares” are to shares of common stock which were sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” shall exist only with respect to such public shares;

●	“rights” or “public rights” are to the rights which were sold as part of the units in the IPO;

●	“sponsor” are to GL Sponsor LLC, a Delaware limited liability company;

●	“warrants” or “public warrants” are to the warrants which were sold as part of the units in the IPO; and

●	“we,” “us,” “our company” or “the company” are to Globalink Investment Inc., a Delaware corporation.

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

● our pool of prospective target businesses and the technology industry, specifically within the medical technology and green energy sectors;

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

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company formed under the laws of the State of Delaware on March 24, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. While we may pursue an initial business combination target in any business, industry or geographic location, we intend to search globally, with a focus on North America, Europe, South East Asia, and Asia (excluding China, Hong Kong and Macau), for target companies within the medical technology and green energy sectors. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We intend to focus specifically on companies that are positioned to benefit directly from the technological development in the medical industry and green energy sectors. While our efforts to identify a target will not be limited to any particular segment or geography, we intend to focus our search on the medical technology and green energy sectors.

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

Recent Developments

On August 3, 2022, Globalink entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tomorrow Crypto Group Inc., a Nevada corporation (“Tomorrow”), Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Globalink (“Merger Sub”), GL Sponsor LLC, our sponsor and acting as the representative of Globalink (the “Parent Representative”), and Mingliu Wang, an individual and acting as the representative of Tomorrow (the “Seller Representative”).

On March 8, 2023, Globalink sent a notice of termination pursuant to the terms set forth in the Merger Agreement and, accordingly, the Merger Agreement was terminated on the same date.

On March 6, 2023, the stockholders of the Company approved a proposal (the “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation, allowing the Company to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO (the “Termination Date”) by up to two (2) three-months extensions, followed by three (3) one-month extensions, to December 9, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental by the deadline applicable prior to the extension, $390,000 for each three-month extension and $130,000 for each one-month extension. On March 6, 2023, the stockholders of the Company also approved a proposal to amend the Company’s Trust Agreement (as defined below), by and between the Company and Continental Stock Transfer & Trust Company (the “Trust Amendment Proposal”). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the special meeting held on March 6, 2023, holders of 6,756,695 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

On March 6, 2023, Globalink entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), originally entered into by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”) on December 6, 2021 to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate its trust account if the Company has not completed its initial business combination to the procedures in the amendment to the Company’s Amended and Restated Certificate of Incorporation.

On March 6, 2023, Globalink elected to extend the Termination Date by three months until June 9, 2023, and deposited an aggregate of $390,000 into the trust account for its public stockholders. The Extension is first of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

On March 22, 2023, Mr. Cliff (Ming Hang) Chong, the Company’s then director and chief financial officer, notified the Company of his resignation as the Company’s Chief Financial Officer, effective March 31, 2023. On March 31, 2023, the Company’s board of directors (the “Board”) appointed Mr. Kelvin Chin as the Company’s chief financial officer and director, with effect from March 31, 2023. The appointment intends to fill the vacancy created by Mr. Cliff (Ming Hang) Chong’s departure.

Our Management Team

Our officers, directors and strategic advisors consist of seasoned investors and industry executives with an extensive track record of identifying, investing, building, operating and advising leading businesses. Our collective team has experience in:

●	management of industry life cycle and raising capital for varied businesses in different manners;
●	deep understanding of the Asia Pacific markets;
●	deep understanding of the operation and management of companies in the medical technology and green energy field;
●	sourcing, structuring, acquiring and integrating businesses; and
●	negotiating and executing transactions favorable to investors in multiple geographies and under varying economic and financial market conditions.

We believe our team will be able to source medical technology and green energy acquisition investment opportunities through an extensive network. Additionally, we believe that our team has the operational expertise to drive efficiencies at a target company following a business combination, and, given their extensive experience with public market investors, are well positioned to develop a thoughtful investor relations strategy.

Our management team is led by Mr. Say Leong Lim, the Chairman of our Board of Directors (the “Board of Directors”) and our Chief Executive Officer and Mr. Kelvin Chin, our Chief Financial Officer. Our board members have extensive experience serving as directors or officers for numerous publicly listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination. We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on technology focused companies and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Business Strategy

While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business, focusing in technology industries, specifically within the medical technology and green energy sectors. Our objective is to focus on middle market and emerging growth businesses operating with a total enterprise value from $80 million to $2 billion, which may be located throughout the world.

We believe that acquiring a leading high-growth technology company or assets in the technology industry such as medical and green energy technologies will provide a platform to fund consolidation and fuel growth for our company. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize North America, Europe, South East Asia, and Asia (excluding China, Hong Kong and Macau), as the geographical focus. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

We believe that there is a large pool of quality initial business combination targets looking for exit opportunities with an increasing number of private equity and venture capital activities in the certain regions, which provides us opportunities given what we believe are the limited exit options for mid-market companies in the region. Also, we believe that the medical technology and green energy industries represent a particularly attractive deal sourcing environment that will allow us to leverage our team’s skill sets and experience to identify an initial business combination which can potentially serve as a strong platform for future add-on acquisitions. Our investment thesis is supported by what we believe are the following trends in our target sectors:

Strong Growth in Private Equity: Strong levels of venture capital activity in the technology sector support our pursuit of an initial business combination.

Operator-Led Special Purpose Acquisition Companies (“SPACs”) outperform their Sectors: According to an article published by McKinsey & Company on September 23, 2020, SPACs that are led by executives with past C-Suite experience tend to outperform other SPACs (by about 40%) and their industry peers (by about 10%) after at least 12 months of publicly available trading data.

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

Target Size. Consistent with our investment thesis as described above, we plan to target businesses with total enterprise values ranging from $80 million to $2 billion in the technology industries, specifically within the medical technology and green energy sectors.

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

Effecting an Initial Business Combination

We will have until June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein). However, if we anticipate that we may not be able to consummate our initial business combination within the deadline, we may, by resolution of our Board of Directors if requested by our sponsor, extend the period of time to consummate a business combination up to five times, with two three-month extensions followed by three one-month extensions (for a total of up to 24 months to complete a business combination), subject to our sponsor depositing additional funds into the trust account as set out below. On March 6, 2023, we elected to extend the Termination Date by three months from March 9, 2023 to June 9, 2023 by depositing into the trust account an aggregate of $390,000.

Pursuant to the terms of our second amended and restated certificate of incorporation and the Trust Agreement, as amended, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $390,000 for each three-month extension or $130,000 for each one-month extension, on or prior to the date of the applicable deadline. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the rights and warrants included in the private units will expire and will be worthless.

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

The initial per public share redemption or conversion price will be $10.15 per share. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Pursuant to the rules of the Nasdaq Stock Market (“Nasdaq”), our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the agreement to enter into the initial business combination. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $40,000,000 in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or insiders. If we are no longer listed on the Nasdaq, we will not be required to satisfy the 80% test.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and, assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the business combination. As a result, if holders of approximately 89% or more of the public shares issued and outstanding as of the date of this Annual Report exercises their conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount equal to 3.5% of the total gross proceeds raised in the IPO as described elsewhere in this Annual Report, any out-of-pocket expenses incurred by our insiders or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third-party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein) in order to be able to receive a portion of the trust account.

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

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders, including our sponsor, officers and directors, collectively beneficially own approximately 42.07% of our issued and outstanding shares of common stock, a minimum of approximately 649,153 public shares, or approximately 7.93% of the outstanding shares of our common stock (if the approval requirement was a majority of shares issued and outstanding and assuming that only a quorum was present at the meeting and that the insiders do not purchase any units in the IPO or units or shares in the after-market), would need to be voted in favor a business combination in order for it to be approved.

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

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his, her or its shares of common stock be converted for a full pro rata portion of the amount then in the trust account ($10.25 per share as of December 31, 2022), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

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

Liquidation if No Business Combination

If we do not complete a business combination on or before June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 18th month (or such longer period of time if our time to complete a business combination is extended) from the closing of the IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Second Amended and Restated Certificate of Incorporation

Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our second amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our second amended and restated certificate of incorporation. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote or vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and, assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the business combination;
●	if our initial business combination is not consummated on or before June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein) the closing of the IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a newly formed blank check company with no operating history and no revenues and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we determine to amend certain agreements made by our management team, many of the disclosures contained in the IPO prospectus regarding those agreements would no longer apply.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	Globalink may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

●	Reimbursement of out-of-pocket expenses incurred by our insiders or any of their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations, could reduce the funds available to us to consummate a business combination. In addition, an indemnification claim by one or more of our officers and directors in the event that any of them are sued in their capacity as an officer or director could also reduce the funds available to us outside of the trust account.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If our insiders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to affect our initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

●	Our insiders and their affiliates may be owed reimbursement for out-of-pocket expenses which may cause them to have conflicts of interest in determining whether a particular business combination is most advantageous.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

●	The shares beneficially owned by our insiders, including our officers and directors, will not participate in a redemption and, therefore, our insiders may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	The value of the insider shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

●	There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	Our insiders paid an aggregate of $25,000, or approximately $0.009 per share, for the insider shares, and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of common stock.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.15 per share.

●	If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements discussed above for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

●	We may amend the terms of the rights or warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights or warrants, respectively.

●	Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

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

We are a newly formed blank check company with no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to complete our initial business combination with one or more target businesses. We have not engaged in any substantive discussions and we have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001.

The Company’s public shares are subject to redemption at the time of an initial business combination. Although the Company did not specify a maximum redemption threshold, its charter currently in effect provides that consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001. In connection with a special meeting of stockholders held by the Company on March 6, 2023, 6,756,695 public shares of the Company were redeemed at a price of $10.35 per share. This redemption event lowers the amount of money available in our trust account and increases the risks that we may not be able to consummate an initial business combination.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait more than 24 months before receiving distributions from the trust account.

We have until June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein) to consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, potentially at a loss.

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

Since the net proceeds of the IPO are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001 after the IPO and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination on or before June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein) of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of our initial business combination and we may have a longer period of time to complete such a business combination than we would if we were subject to such rule.

Our public stockholders will not be entitled to vote or redeem their shares in connection with our potential extensions.

If we anticipate that we may not be able to consummate our initial business combination on or before June 9, 2023, we may, by resolution of our Board of Directors if requested by our sponsor, further extend the period of time to consummate a business combination up to another four times, by a three-month extension followed by three one-month extensions, as long as our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposits into the trust account $390,000 for a three-month extension or $130,000 for a one-month extension on or prior to the date of the applicable deadline. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote.

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

Our second amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.001 per share. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional shares of common stock to complete our initial business combination. The issuance of additional shares of common stock:

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. However, the incurrence of debt could have a variety of negative effects, including:

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

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.35 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.35. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Globalink may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Globalink’s sponsor, GL Sponsor LLC, a Delaware limited liability company, has equity holders that reside outside the United States. Globalink therefore may be considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over Globalink for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If Globalink’s initial business combination with a U.S. business falls within CFIUS’s jurisdiction, Globalink may determine that it is required to make a mandatory filing or that it will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay Globalink’s initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order Globalink to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent Globalink from pursuing certain initial business combination opportunities that it believes would otherwise be beneficial to Globalink and its stockholders.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and Globalink has limited time to complete its initial business combination. If Globalink cannot complete its initial business combination by June 9, 2023 (or by December 9, 2023 if our time to complete a business combination is extended as described herein) because the review process drags on beyond such timeframe or because Globalink’s initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, Globalink may be required to liquidate. If Globalink liquidates, based on the trust account balance as of April 10, 2023, Globalink’s public stockholders may only receive approximately $10.35 per share, and the warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination on or before June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein) or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement dated December 6, 2021, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

If we have not completed our initial business combination on or before June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

Although we intend to focus our search on target businesses in North America, Europe, South East Asia, and Asia (excluding China, Hong Kong and Macau), in the medical technology and green energy industry, we may consummate our initial business combination with a target business in any industry or geographic region we choose and are not limited to any particular industry, type of business or geographic region. We shall not, however, undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately consummate our initial business combination. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors in the IPO than a direct investment, if an opportunity were available, in a target business.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months after the IPO in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 15% of the shares of common stock sold in the IPO.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our insiders) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers or any other person with whom he or she is acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 15% of the shares of common stock sold in the IPO. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you purchase more than 15% of the shares of common stock sold in the IPO and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. The value of such additional shares may not appreciate over time following our initial business combination, and the market price of our shares of common stock may not exceed the per-share conversion price.

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

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to pursue targets that are in North America, Europe, South East Asia, and Asia (excluding China, Hong Kong and Macau), in the medical technology and green energy industry. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to consummating an initial business combination with us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to consummating an initial business combination with us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

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

Our insiders collectively beneficially own approximately 39.40% of our issued and outstanding shares of common stock. Our insiders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders have agreed to vote the shares of common stock owned by them after the IPO as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

Our Board of Directors is divided into three classes and, therefore, our insiders will continue to exert control over us until the closing of a business combination.

Our Board of Directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until after June 9, 2023 (or until after December 9, 2023 if our time to complete a business combination is extended as described herein). If there is an annual meeting, as a consequence of our “staggered” Board of Directors, fewer than half of the Board of Directors will be considered for election and our insiders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our insiders will continue to exert control at least until the consummation of our initial business combination.

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

The requirement that we complete our initial business combination on or before June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein) may give potential target businesses leverage over us in negotiating our initial business combination.

We have until June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

Provisions in our second amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board of Directors and the ability of the Board of Directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We may consummate a business combination with a target business in any industry or geographic location (excluding China, Hong Kong and Macau) we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

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

We offered our units at an offering price of $10.00 per unit and the amount in our trust account was $10.15 per public share, implying an initial value of $10.00 per public share. However, prior to the IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the insider shares, or approximately $0.009 per share. As a result, the value of the public shares may be significantly diluted upon the consummation of our initial business combination. For example, the following table shows the dilutive effect of the insider shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $45,585,545, which is the amount we would have for our initial business combination in the trust account after payment of $4,025,000 of deferred underwriting discounts, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of $5.50 per share upon consummation of our initial business combination, which would be a 45.0% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the IPO, assuming no value to the public warrants).

Public shares	4,743,305
Insider shares	2,875,000
Private shares	570,000
Total shares	8,188,305
Total funds in trust available for initial business combination (less deferred underwriting discounts)	$45,060,545
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$5.50

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

Our securities are listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in market value of listed securities of $50 million and publicly held shares of $15 million, a minimum number of 1.1 million publicly held shares, and a minimum number of 400 total stockholders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Our rights will be issued in registered form under a rights agreement, and our warrants will be issued in registered form under a warrant agreement, each between Continental, as rights or warrant agent, as applicable, and us. Each of the rights agreement and warrant agreement provides that the terms of the rights or warrants, as applicable, may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. Each of the rights agreement and warrant agreement requires the approval by the holders of a majority of the then outstanding rights or warrants (including the private warrants), as applicable, in order to make any change that adversely affects the interests of the registered holders of the rights or warrants, as applicable. With respect to any amendment to the terms of only the private warrants, the warrant agreement requires the approval of the registered holders of a majority of the then outstanding private warrants.

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

General Risk Factors

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Following the IPO, we will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1.235 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of units under the IPO registration statement, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Until such time that we lose “emerging growth company” status, it is unclear if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our stock prices may be more volatile and could cause our stock prices to decline.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.

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

Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the inclusion of such provision in our amended and restated certificate of incorporation will not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our securities trade on the Nasdaq Global Market. Each of our units consists of one share of common stock, $0.001 par value, one right to acquire one-tenth (1/10) of one share of common stock and one warrant to purchase one half (1/2) of one share of common stock and, commencing on December 7, 2021, our units trade on Nasdaq under the symbol “GLLIU.” The common stock, rights and warrants underlying our units began trading separately on Nasdaq under the symbols “GLLI,” “GLLIR,” and “GLLIW,” respectively, on December 22, 2021.

Holders of Record

On April 10, 2023, there were two holders of record of our units, eight holders of record of shares of our common stock, one holder of record of our rights, and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

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

Redemption of Public Shares

In connection with a special meeting of stockholders held by the Company on March 6, 2023, 6,756,695 public shares of the Company were redeemed at a price of $10.35 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

We were formed on March 24, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses in in North America, Europe, South East Asia, and Asia (excluding China, Hong Kong and Macau), in the medical technology and green energy industry. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We intend to complete the business acquisition in a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities.

The issuance of additional shares of common stock in connection with an initial business combination:

●	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock, rights and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On March 6, 2023, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation, allowing the Company to extend the Termination Date by up to two (2) three-months extensions, followed by three (3) one-month extensions, to December 9, 2023. To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental by the deadline applicable prior to the extension, $390,000 for each three-month extension and $130,000 for each one-month extension. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the special meeting held on March 6, 2023, holders of 6,756,695 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

On March 6, 2023, Globalink entered into an amendment to the Trust Agreement, originally entered into by and between the Company and Continental on December 6, 2021 to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate its trust account if the Company has not completed its initial business combination to the procedures in the amendment to the Company’s Amended and Restated Certificate of Incorporation.

On March 6, 2023, Globalink elected to extend the Termination Date by three months until June 9, 2023, and deposited an aggregate of $390,000 into the trust account for its public stockholders. The Extension is first of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

Business Combination

On August 3, 2022, Globalink entered into the Merger Agreement by and among Tomorrow, Merger Sub, the Parent Representative, and the Seller Representative. Pursuant to the terms of the Merger Agreement, a business combination between Globalink and Tomorrow through the merger of Merger Sub with and into Tomorrow, with Tomorrow surviving the Merger as a wholly-owned subsidiary of Globalink.

In accordance with the termination provisions under Section 10.1 of the Merger Agreement, the Merger Agreement was terminated on March 8, 2023 (the “Merger Agreement Termination Date”). In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Support Agreements) were also terminated in accordance with their respective terms as of March 8, 2023, the Merger Agreement Termination Date.

Results of Operations

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the IPO and search for a prospective initial business combination target. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders.

For the year ended December 31, 2022, we had a net income of $224,242, all of which consisted of interest income on investments held in trust account of $1,683,870 and change in fair value of the warrant liabilities of $108,300, partially offset by operating expenses incurred driven by general and administrative expenses of $1,107,632, provision for income tax of $308,185 and accrual of Delaware franchise taxes of $152,111.

For the period from March 24, 2021 (inception) through December 31, 2021, we had net loss of $119,631, which consists general and administrative expenses of $135,649 and transaction costs allocated to warrant issuance of $611, partially offset by change in fair value of warrant liabilities of $16,530 and interest income on investments held in the trust account of $99.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the trust account) and $562,896 of other costs. The $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of an initial business combination by June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended), subject to the terms of the underwriting agreement.

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

For the year ended December 31, 2022, cash used in operating activities was $730,469. Net income of $224,242 was impacted by interest earned on investments held in the trust account of $1,683,870, change in fair value of warrant liabilities of $108,300. Changes in operating assets and liabilities provided $837,459 of cash from operating activities.

For the period from March 24, 2021 (inception) through December 31, 2021, cash used in operating activities was $324,872. Net loss was $119,631 consisting of general and administration expenses. Transaction costs allocated to warrant issuance of $611, offset partially by change in fair value of warrant liabilities of $16,530 and interest earned on investments held in the trust account of $99. Changes in operating assets and liabilities used $189,223 of cash from operating activities.

We had investments held in the trust account of $118,408,969 and $116,725,099 as of December 31, 2022 and 2021 respectively. Interest income on the balance in the trust account of $1,683,870 for the year ended December 31, 2022 may be used by us to pay taxes. Through December 31, 2022, no amount was withdrawn from the trust account to pay for taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We had $81,763 and $812,232 of cash held outside of the trust account as of December 31, 2022 and 2021, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

Ding Jie Lin, a member of the Sponsor, agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Company borrowed $70,000 under the Note, which was repaid at IPO. As of December 31, 2022 and 2021, the Company had no borrowings under this Note.

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of December 31, 2022, there were no working capital loans outstanding.

If our initial business combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 9, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023. The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the below.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 units to cover over-allotment. On December 13, 2021, the underwriters fully exercised the option and purchased 1,500,000 additional units, generating gross proceeds of $11,500,000. The underwriters are entitled to a deferred underwriting discounts of $0.35 per unit, or $4,025,000 from the closing of the IPO and the Over-Allotment Units. The deferred discounts will become payable to the underwriters from the amounts held in the trust account solely if the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, we granted Chardan Capital Markets, LLC, the representative of the underwriters in the IPO, for a period of 18 months after the date of the consummation of our initial business combination, a right of first refusal to act as book-running manager, with at least 30% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the IPO.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net (Loss) Income Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Remeasurement of carrying value to redemption value associated with the redeemable shares of common stock is included in (loss) income per share. As of December 31, 2022 and for the period from March 24, 2021 (Inception) through December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. The fair value of the warrants was estimated using a binomial lattice model.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on March 24, 2021 (inception). The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements as of December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in our trust account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments) and in the Company's internal control over financial reporting related to our compliance control of timely tax return filings our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that there is a material weakness in internal control over financial reporting as of December 31, 2022, due to improper classification of the Company’s private warrants (complex financial instruments) and in the Company's internal control over financial reporting related to our compliance control of timely tax return filings.

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the accounting standards that apply to our financial statements. To supplement existing accounting professionals, we have also engaged a third-party consultant with whom we consult regarding complex accounting applications and through whom we obtain access to accounting literature. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Say Leong Lim	53	Chairman of the Board of Directors and Chief Executive Officer
Kelvin (Zeng Yenn) Chin	39	Chief Financial Officer and Director
Hong Shien Beh	36	Independent Director
Kian Huat Lai	56	Independent Director
Hui Liang Wong	40	Independent Director

Say Leong Lim has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception. Mr. Lim has been involved in numerous corporate and operation transactions, amongst other IPOs, RTOs, M&A deals, restructuring and rightsizing, funding, training, management and operational controls in Malaysia, Singapore, Indonesia, Hong Kong, Mainland China and Australia over the last 30 years. Since February 2019, Mr. Lim has served as the Independent Non-executive Director of Aurora Italia International Bhd, a public retail company in Malaysia. Since June 2021, Mr. Lim has served as an independent director at LFE corporation Bhd, an engineering company in Malaysia. In May 2010, Mr. Lim co-founded Everise Concepts PLT and has since served as its advisor. Everise Concepts PLT is principally involved in the provision of corporate and business consultancy, real estate projects and the wholesale and distribution of fast-moving consumer goods via retail and online channels. From November 2020 to April 2022, Mr. Lim served as an independent director of Caely Holdings Bhd. Mr. Lim obtained his Chartered Management Accountant Degree in management accountancy from the Chartered Institute of Management Accountants (CIMA) United Kingdom in 1991 and was admitted as a Malaysian Institute of Accountants (MIA) in 1996. Mr. Lim obtained his Masters of Business Administration from Heriot-Watt University in United Kingdom in 1997.

Kelvin (Zeng Yenn) Chin serves as a member of our Board of Directors since March 2023. Mr. Chin has over 15 years of audit experience, including auditing of issuers seeking initial public offerings. Since September 2021, Mr. Chin has served as the Financial Controller at PG Mall Sdn Bhd., an e-commerce marketplace. From September 2019 to August 2021, Mr. Chin served as the Disruptive Events Advisory Director at Deloitte Southeast Asia. He was an Operational Director with Herman Corporate Advisory Sdn Bhd, a Malaysian local boutique advisory firm from December 2017 to August 2019. From May 2016 to December 2017, he was an Audit Senior Manager with Deloitte Southeast Asia after serving as an Assurance Manager in PricewaterhouseCoopers Malaysia from January 2012 to April 2016. Mr. Kelvin (Zeng Yenn) Chin received his Bachelor’s degree in Business from Victoria University in 2007. He obtained his Certified Public Accountant (“CPA”) status in 2012 from CPA Australia and subsequently admitted as a member of the Malaysian Institute of Accountants in 2013.

Hong Shien Beh serves as a member of our Board of Directors. Mr. Beh is a legal professional with vast experience in various area of dispute resolution such as defamation, contract, arbitration, construction, planning appeals, commercial and stockholders disputes, industrial accidents, employment, family law, inheritance and estate disputes. Mr. Beh has been a partner at Messrs Y.C. Wong Advocates & Solicitors since September 2016 and was a legal assistant from May 2013 to August 2016. From August 2010 to April 2013, Mr. Beh served as an associate at Ismail, Khoo & Associates, a law firm. Mr. Beh served as an independent director of Classita Holdings Berhad (formerly known as Caely Holdings Berhad), a public company in Malaysia from December 2020 to May 2022. Mr. Beh served as a treasurer from February 2018 to February 2021 and secretary from February 2016 to February 2018 of the Penang Bar Committee. Mr. Beh received his Bachelor of Laws (LLB) degree from University of Northumbria, Newcastle United Kingdom in 2008.

Hui Liang Wong serves as a member of our Board of Directors. Ms. Wong has extensive experience in project management. Ms. Wong has served as an executive director at Seedset Advisory, a consulting company in Malaysia since May 2018. Ms. Wong has also served as an executive director at Avoras Malaysia Sdn Bhd, an IT service company since October 2020. Ms. Wong served as a contractor at Icon Consulting, a consulting company in Malaysia from May 2019 to December 2019. Ms. Wong received her Bachelor of Information Technology (Management) degree from University of Malaya, Malaysia in 2006. Ms. Wong received her Foundation Certificate in IT Service Management in August 2007.

Kian Huat Lai serves as a member of our Board of Directors. Mr. Lai has been serving as an executive director at Ni Hsin Group Berhad (formerly known as Ni Hsin Resource Berhad), a public company in Malaysia since December 2020. From April 2018 to November 2020, Mr. Lai served as a non-independent and non-executive director at Classita Holdings Berhad (formerly known as Caely Holdings Berhad), a public company in Malaysia. From November 2017 to June 2018, Mr, Lai served as an independent and non-executive director at Ta Win Holding Berhad, a public company in Malaysia and from February 2016 to July 2017, Mr. Lai served as an independent and non-executive director at Ideal Jacobs (Malaysia) Corporation Berhad, a public company. Mr. Lai studied at Stamford College, Malaysia for General Certificate of education (GCE A Level) from 1985 to 1986. Mr. Lai received his degree in accountancy from the Association of International Accountants, United Kingdom in 1993.

Number, Terms of Office and Appointment of Officers and Directors

Our Board of Directors consists of five members, three of whom are deemed “independent” under SEC and Nasdaq rules. Our Board of Directors has been divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Kian Huat Lai, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Hui Liang Wong and Hong Shien Beh, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Say Leong Lim and Kelvin Chin, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related party transactions must be approved by our audit committee and a majority of disinterested directors.

Audit Committee

We have established an audit committee of the Board of Directors consisting of Hong Shien Beh, Hui Liang Wong, and Kian Huat Lai, each of whom is an independent director. Mr. Kian Huat Lai serves as chairman of the audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the Board of Directors whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(c)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Hong Shien Beh, Hui Liang Wong, and Kian Huat Lai will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(c)(1)(A) of the Nasdaq rules, all such directors independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Director Compensation

No director has received and will receive cash compensation for serving on our Board of Directors. On October 14, 2021, our Sponsor transferred 15,000 insider shares to Mr. Say Leong Lim, our chief executive officer, 10,000 insider shares to Mr. Cliff (Ming Hang) Chong, our former chief financial officer, and 5,000 insider shares to each of the independent directors, at their original purchase price.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) June 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended as described herein). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Individual (1) (2)	Entity	Entity’s Business	Affiliation
Say Leong Lim	LFE Corporation Bhd	Engineering	Independent Director

	Aurora Italia International Bhd	Retail	Independent Director

	Everise Concepts PLT	Consultancy	Advisor
	Newgen PLT	Property	Advisor

Kelvin Chin	PG Mall Sdn Bhd	e-Commerce marketplace	Financial Controller

Kian Huat Lai	Ni Hsin Group Berhad	Investment Holding	Executive Director

Hui Liang Wong	Seedset Sdn Bhd	Consultancy	Executive Director
	Avoras Malaysia Sdn Bhd	IT Services	Executive Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.
(2)	Each individual listed has a fiduciary duty with respect to each of the listed entities opposite from his name.

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

Limitation on Liability and Indemnification of Directors and Officers

Our second amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our second amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our second amended and restated certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this Annual Report. We have entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 10, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Shares of common stock
Directors and Executive Officers: (1)
Say Leong Lim	15,000	*
Kelvin Chin	-	-
Hong Shien Beh	5,000	*
Kian Huat Lai	5,000	*
Hui Liang Wong	5,000	*
		*
All officers and directors as a group (5 individuals)	30,000	*

5% or Greater Beneficial Owners:
GL Sponsor LLC(3)	2,835,000	19.75%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 1180 Avenue of the Americas, 8 Floor, New York, NY 10036.
(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding private rights and private warrants as such shares are not issuable within 60 days of the date of this Annual Report.
(3)	GL Sponsor LLC, our sponsor, is the record holder of the shares reported herein. GL Sponsor LLC is managed by Sally Lim. Sally Lim may be deemed to beneficially own the shares held by our sponsor by virtue of her control of our sponsor. Sally Lim disclaims beneficial ownership of the shares held by our sponsor except to the extent of her pecuniary interest therein. The business address of our sponsor is 1180 Avenue of the Americas, 8 Floor, New York, NY 10036.

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

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the insiders or their respective affiliates or members or to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, or (6) private sales made at prices no greater than the price at which the securities were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

On August 19, 2021, our sponsor purchased an aggregate of 2,875,000 shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.009 per share. We refer to these shares throughout this Annual Report as the “insider shares.” The number of insider shares issued was determined based on the expectation that such insider shares would represent 20% of the outstanding shares after the IPO (not including the shares underlying the private units). On October 14, 2021, our sponsor transferred 15,000 insider shares to our Chief Executive Officer, 10,000 insider shares to our Mr. Cliff (Ming Hong) Chong, our former Chief Financial Officer, and 5,000 insider shares to each of the independent directors at their original purchase price.

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

Ding Jie Lin, a member of our sponsor has agreed to loan us up to an aggregate of $300,000 to be used for a portion of the expenses of the IPO. As of December 31, 2022 and 2021, we have no borrowing under the Note with Ding Jie Lin. These loans were non-interest bearing, unsecured and were due at the closing of the IPO. The loans have be repaid upon the closing of the IPO out of the offering proceeds not held in the trust account.

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

Our sponsor has agreed that, commencing on the date of the IPO prospectus through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. As of December 31, 2021 and 2022, the balance of unpaid amount due to our sponsor was $7,000 and $127,000, respectively. Such unpaid amount accrues without interest and will be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Friedman LLP, or Friedman (prior to Friedman LLP combining with Marcum LLP effective September 1, 2022) and Marcum LLP, acts as our independent registered public accounting firm. The following is a summary of fees paid to Friedman and Marcum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, fees were approximately $78,000 and $65,000, for the services performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2022 and 2021 consolidated financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, Friedman LLP, or Friedman (prior to Friedman LLP combining with Marcum LLP effective September 1, 2022) and Marcum LLP did not render assurance and related services related to the services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Friedman LLP, or Friedman (prior to Friedman LLP combining with Marcum LLP effective September 1, 2022) and Marcum LLP for tax planning and tax advice during the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021.

All Other Fees. For the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, Friedman LLP, or Friedman (prior to Friedman LLP combining with Marcum LLP effective September 1, 2022) and Marcum LLP did not render any services to us other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Annual Report.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1(2)	Certificate of Incorporation.
3.2(1)	Amended and Restated Certificate of Incorporation
3.4(2)	Bylaws
3.5(2)	Form of Amended and Restated Bylaws
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Common Stock Certificate
4.3(2)	Specimen of Right Certificate
4.4(1)	Rights Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company
4.5(2)	Specimen Warrant Certificate
4.6(1)	Warrant Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company
10.1(1)	Letter Agreements, dated December 6, 2021, by and between the Company and each of the Company’s officers, directors and initial stockholders
10.2*	Investment Management Trust Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as amended on March 6, 2023
10.3(1)	Stock Escrow Agreement, dated December 6, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company
10.4(1)	Registration Rights Agreement, dated December 6, 2021, by and among the Company and the initial stockholders of the Company
10.5(1)	Subscription Agreement, dated December 6, 2021, by and between the Company and Public Gold Marketing Sdn. Bhd
10.6(1)	Indemnity Agreements, dated December 6, 2021, by and between the Company and each of the directors and officers of the Company
10.7(1)	Administrative Services Agreement, dated December 6, 2021, by and between the Company and GL Sponsor LLC
10.8(1)	Underwriting Agreement, dated December 6, 2021, by and between the Company and Chardan Capital Markets, LLC
14(2)	Form of Code of Ethics
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
99.1(2)	Form of Audit Committee Charter
99.2(2)	Form of Compensation Committee Charter
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Document
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

(1) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 10, 2021.

(2) Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-261222), filed with the SEC on November 19, 2021.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

GLOBALINK INVESTMENT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Globalink Investment Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Globalink Investment Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s realization of its business plan is dependent upon the completion of a business combination on or before June 9, 2023, unless approvals are obtained to extend the date by an additional six months through December 9, 2023. If the Company is unable to complete a business combination by either the current or extended due date, it will be required to cease all operations and effectuate a mandatory plan of liquidation and dissolution. The Company does not have a plan in place to extend the period of time needed to complete a business combination nor does it have the capital resources needed to conduct a search for viable business combination target or fund operations for any period of time after June 9, 2023. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

Costa Mesa, CA

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Globalink Investment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Globalink Investment Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the period from March 24, 2021 (inception), through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from March 24, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Friedman LLP

We served as the Company’s auditor from 2021 through 2022.

New York, New York

March 31, 2022, except for the Note 2, as to which the date is December 5, 2022

GLOBALINK INVESTMENT INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash in escrow account	$81,763	$812,232
Prepaid expenses – current	207,445	217,461
Total current assets	289,208	1,029,693
Prepaid expenses – noncurrent	—	202,567
Investments held in Trust Account	118,408,969	116,725,099
TOTAL ASSETS	$118,698,177	$117,957,359

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$184,130	$139,550
Franchise tax payable	236,365	84,254
Income tax payable	228,827	—
Due to affiliate	127,000	7,000
Total current liabilities	776,322	230,804
Deferred tax liability	79,358	—
Derivative warrant liabilities	6,270	114,570
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	4,886,950	4,370,374

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK

Common stock subject to possible redemption, $0.001 par value, 11,500,000 shares at redemption value at December 31, 2022 and 2021 of $10.25 and $10.15 per share, respectively	117,864,419	116,725,000

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at December 31, 2022 and 2021 (excluding 11,500,000 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(4,056,637)	(3,141,460)
Total Stockholders’ Deficit	(4,053,192)	(3,138,015)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$118,698,177	$117,957,359

The accompanying notes are an integral part of these consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from March 24, 2021 (Inception) Through December 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$1,107,632	$135,649
Franchise tax	152,111	—
Total operating expenses	(1,259,743)	(135,649)
OTHER INCOME (EXPENSE)
Income on investments held in Trust Account	1,683,870	99
Change in fair value of warrant liabilities	108,300	16,530
Transaction costs allocated to private warrant issuance	—	(611)
Total other income, net	1,792,170	16,018

Income (Loss) before provision for income taxes	532,427	(119,631)
Provision for income taxes	(308,185)	—
NET INCOME (LOSS)	$224,242	$(119,631)

Weighted average shares outstanding Common stock – redeemable	11,500,000	875,887
Basic and diluted net income per share, Common stock – redeemable	0.04	16.15
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	2,918,723
Basic and diluted net loss per share, Common stock – non-redeemable	$(0.06)	$(4.89)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 24, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	2,875,000	2,875	22,125	—	25,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants and rights (net of offering costs)	—	—	9,840,620	—	9,840,620

Sale of private placement shares units	570,000	570	5,673,459	—	5,674,029

Remeasurement of redeemable shares to redemption value	—	—	(15,536,204)	(2,890,729)	(18,426,933)

Initial classification of warrants issued in private placement	—	—	—	(131,100)	(131,100)

Net loss	—	—	—	(119,631)	(119,631)

Balance - December 31, 2021	3,445,000	$3,445	$—	$(3,141,460)	$(3,138,015)

Remeasurement of redeemable shares to redemption value	—	—	—	(1,139,419)	(1,139,419)

Net income	—	—	—	224,242	224,242

Balance - December 31, 2022	3,445,000	$3,445	$—	$(4,056,637)	$(4,053,192)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from March 24, 2021 (Inception) Through December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$224,242	$(119,631)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on investments held in Trust Account	(1,683,870)	(99)
Change in fair value of warrant liabilities	(108,300)	(16,530)
Transaction costs related to warrant issuance	—	611
Changes in operating assets and liabilities:
Prepaid expenses	212,583	(420,028)
Deferred tax liability	79,358	—
Due to affiliate	120,000	7,000
Income tax payable	228,827	—
Accounts payable	44,580	139,551
Franchise tax payable	152,111	84,254
Net cash used in operating activities	(730,469)	(324,872)

Cash Flows from Investing Activities:
Offering proceed deposited in Trust Account	—	(116,725,000)
Net cash used in investing activities	—	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting fees of $2,300,000	—	112,700,000
Proceeds from units sold in private placement	—	5,700,000
Proceeds from issuance of common stock to Sponsor	—	25,000
Payment of offering costs	—	(562,896)
Proceeds from Notes payable – related party	—	70,000
Repayment of Notes payable – related party	—	(70,000)
Net cash provided by financing activities	—	117,862,104

NET CHANGE IN CASH	(730,469)	812,232
CASH, BEGINNING OF PERIOD	812,232	—
CASH, END OF PERIOD	$81,763	$812,232

Non-Cash investing and financing activities:
Remeasurement of Common stock subject to redemption	$1,139,419	$18,426,933
Initial value of Class A common stock subject to possible redemption	$—	$116,725,000
Deferred underwriting commissions charged to additional paid in capital	$—	$4,025,000
Initial classification of warrant liability	$—	$131,100

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $562,896 of other costs. As described in Note 6, the $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

Following the closing of the IPO, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”) and has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

All of the Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require the Public Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants and rights), the initial carrying value of common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the consolidated balance sheets until such date that a redemption event takes place.

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

The Company had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”) (the “Trust Amendment Proposal”). The Company will have the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company has exercised the option for a three-month extension and as a result the Company has deposited $390,000 into the Trust Account and now has until June 9, 2023 (“Combination Period”) to complete its Business Combination or exercise an additional extension. If the Company does not complete its Business Combination or exercise an additional extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In accordance with the termination provisions under Section 10.1 of the Merger Agreement, the Merger Agreement was terminated March 8, 2023 (the “Merger Agreement Termination Date”). In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Support Agreements) have also been terminated in accordance with their respective terms as of March 8, 2023, the Merger Agreement Termination Date.

Risks and Uncertainties

As of the date the consolidated financial statements were issued, there was still considerable uncertainty around the expected duration of the COVID-19 pandemic. The Company has concluded that while it is reasonably possible that the COVID-19 pandemic could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $81,763 of cash held in escrow which is available to meet working capital needs and a working capital deficit of $21,922 (adjusted for amounts available for withdrawal from the Trust Account for tax related obligations).

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

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash held in escrow

The Company had $81,763 and $812,232 held in escrow on December 31, 2022 and 2021 respectively. This balance will be transferred in whole as soon as practicable to the Company’s operating account.

Investments Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying consolidated statements of operations. The fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO and the over- allotment. Offering costs amounted to $6,887,285 which was charged against additional paid-in capital and $611 was charged to the statement of operations for transaction costs in connection with issuance of private warrant upon the completion of the IPO in December 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and for the period from March 24, 2021 (inception) to December 31, 2021. As of this filing, the Company’s 2021 federal tax return has not been filed and could result in further penalties or additional payment. Additionally, the net operating loss disclosed may be subject to change when the 2021 tax return is filed. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction and is subject to taxation. Examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2022 and December 31, 2021, 11,500,000 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

Immediately upon the closing of the IPO and the over-allotment, the Company recognized the accretion from the initial book value to redemption amount value. The change in the carrying value of redeemable shares of common stick resulted in charges against additional paid-in capital or accumulated deficit when additional paid-in capital equals zero.

At December 31, 2022 and 2021, the common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,465,000)
Common stock issuance costs	(6,236,933)
Plus:
Remeasurement of carrying amount to redemption value	18,426,933
Common stock subject to possible redemption, December 31, 2021	116,725,000
Plus:
Remeasurement of carrying value to redemption value	1,139,419
Common stock subject to possible redemption, December 31, 2022	$117,864,419

Net (Loss) Income per share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Remeasurement of carrying value to redemption value associated with the redeemable shares of common stock is included in (loss) income per share.

The Company has one authorized class of common shares. Public Warrants (see Note 7) and Private Placement Warrants (see Note 4) to purchase 7,242,000 Common Stock at $10 per share were issued on December 9, 2021. At December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 7,242,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted (losses) earnings per share for the year ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the period from March 24, 2021 (inception) through December 31 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income, as adjusted	$432,201	$(210,959)	$14,145,943	$(14,265,574)
Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	3,445,000	875,887	2,918,723
Basic and diluted net (loss) income per common stock	$0.04	$(0.06)	$16.15	$(4.89)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations. The fair value of the warrants was estimated using a binomial lattice model.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on March 24, 2021 (inception). The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements as of December 31, 2022.

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

Note 4 — Private Placement

On December 9, 2021 and December 13, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 570,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,700,000. Each whole Private Placement Unit consists of one share, one warrant (“Private Placement Warrant”) and one right to receive one-tenth (1/10) of one share of common stock at the closing of a Business Combination. Each whole Private Placement Warrant will be exercisable to purchase one-half of one share of common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

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

Related Party Loans

On October 7, 2021, Lin Ding Jie, a member of the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Company borrowed $70,000 under the Note, which was repaid at IPO. As of December 31, 2022 and 2021, the Company had no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay the Company’s sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of its initial Business Combination or our liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, $127,000 and $7,000 respectively, have been accrued under this arrangement and shown under “Due to affiliate” in the accompanying consolidated balance sheets.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of common stock) pursuant to a registration rights agreement signed on the date of the prospectus for the IPO. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts. On December 13, 2021, the underwriters fully exercised the option and purchased 1,500,000 additional Units.

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

Business Combination

On August 3, 2022, Globalink entered into the Merger Agreement by and among Tomorrow Crypto, Merger Sub, GL the Parent Representative, and the Seller Representative. Pursuant to the terms of the Merger Agreement, a business combination between Globalink and Tomorrow Crypto through the merger of Merger Sub with and into Tomorrow Crypto, with Tomorrow Crypto surviving the Merger as a wholly-owned subsidiary of Globalink. Subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), each share of Tomorrow Crypto common stock issued and outstanding immediately prior to the Effective Time (other than treasury shares or dissenting shares) will be converted into the right to receive shares of Globalink common stock. The total consideration to be paid by Globalink to the stockholders of Tomorrow Crypto in the form of Globalink’s common stock at the Closing will be equal to $210 million, with an earn-out provision permitting the stockholders of Tomorrow Crypto to receive up to 10 million additional shares as and when the business meets certain incremental milestones for the number of ASIC mining machines successfully installed, commissioned and placed in operation. The Merger Agreement is subject to certain customary closing conditions and contains customary representations, warranties, covenants and indemnity provisions. The respective boards of directors of Globalink and Tomorrow Crypto have (i) approved and declared advisable the Merger Agreement, the Merger and the Transactions and (ii) resolved to recommend approval of the Merger Agreement and related transactions by their respective stockholders.

In accordance with the termination provisions under Section 10.1 of the Merger Agreement, the Merger Agreement was terminated March 8, 2023, the Merger Agreement Termination Date. In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Support Agreements) have also been terminated in accordance with their respective terms as of March 8, 2023, the Merger Agreement Termination Date.

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

Note 7 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2022 and 2021, there were 3,445,000 (excluding 11,500,000 shares of common stock subject to possible redemption) shares of common stock issued and outstanding.

Warrants

As of December 31, 2022 and 2021, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

The Public Warrants are accounted for as equity instruments in the Company’s consolidated financial statements. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of the completion of an initial Business Combination and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8. Income Tax

The Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2022	2021
Deferred tax assets (liabilities)
Net operating loss carryforward	$—	$17,673
Startup Costs	162,545	10,793
Accrued interest on investments held in Trust Account	(79,358)
Total net deferred tax assets	83,187	28,466
Valuation allowance	(162,545)	(28,466)
Deferred tax liabilities, net of allowance	$(79,358)	$—

The income tax provision for the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	For the period from March 24, 2021 (inception) through December
	2022	2021
Federal
Current	$228,827	$—
Deferred	(54,721)	(28,466)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	134,079	28,466
Income tax provision	$308,185	$—

As of December 31, 2022 and 2021, the Company had a total of $0 and $84,156, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. As of this filing, the Company’s 2021 federal tax return has not been filed, and therefore the net operating loss for 2021 may be subject to change. The federal net operating loss can be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. At the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, the valuation allowance was $134,079 and $28,466, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	For the period from March 24, 2021 (inception) through December
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	0.00%	(0.1)%
Delaware franchise tax penalties	0.78%	0.00%
Change in fair value of warrants	(4.27)%	2.9%
Business combination expenses	15.19%	0.00%
Change in valuation allowance	25.18%	(23.8)%
Income tax provision	57.88%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

At December 31, 2022 and 2021, the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Assets:
U.S. Treasury Securities	1	$118,408,969	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	6,270

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets:
U.S. Treasury Securities	1	$116,725,099	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	114,570

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of December 31, 2022 and 2021, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

	As of December 31, 2022	As of December 31, 2021
Exercise price	$5.75	$5.75
Market price of public stock	$5.10	$4.68
Term (years)	0.8	4.8
Volatility	6.9%	9.1%
Risk-free rate	4.69%	1.22%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities for the years ended December 31, 2022 and for the period from March 24, 2021 (inception) through December:

Private Placement Warrants
Fair value as of January 1, 2022	$114,570
Change in valuation inputs or other assumptions	(108,300)
Fair value as of December 31, 2022	$6,270

Private Placement Warrants
December 9, 2021 (At issuance)	$131,100
Change in valuation inputs or other assumptions	(16,530)
Fair value as of December 31, 2021	$114,570

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On March 3, 2023, the Company has entered into a promissory note subscription term sheets with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment as described below. The promissory note bears an interest of 6% per annum and repayable upon consummation of business combination.

On March 6, 2023, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation, allowing the Company to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO (the “Termination Date”) by up to two (2) three-months extensions, followed by three (3) one-month extensions, to December 9, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension, $390,000 for each three-month extension and $130,000 for each one-month extension. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 6,756,695 of the Company’s shares of common stock (the “Public Shares”) exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million. At the time of the redemption there was $119.01 million in the trust account, an increase from the December 31, 2022 trust account balance of $118.41 million, due to $817.01 thousand in interest earned partially offset by $219.62 thousand withdrawn for tax obligations.

On March 6, 2023, Globalink entered into an amendment to the Trust Agreement, originally entered into by and between the Company and Continental on December 6, 2021 to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate its trust account if the Company has not completed its initial business combination to the procedures in the amendment to the Company’s Amended and Restated Certificate of Incorporation.

On March 6, 2023, Globalink elected to extend the Termination Date by three months until June 9, 2023, and deposited an aggregate of $390,000 into the trust account for its public stockholders. The Extension is first of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

On March 8, 2023, Globalink sent a notice of termination pursuant to the terms set forth in the Merger Agreement entered on August 3, 2022, with Globalink with Tomorrow Crypto.

On March 23, 2023, the Company has entered into a promissory note subscription term sheets with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of business combination.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Dated: April 17, 2023	By:	/s/ Say Leong Lim
Say Leong Lim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2023.

Signatures	Capacity in Which Signed

/s/ Say Leong Lim	Chairman of the Board of Directors and Chief Executive Officer
Say Leong Lim	(Principal Executive Officer)

/s/ Kelvin Chin	Chief Financial Officer and Director
Kelvin Chin	(Principal Financial Officer and Accounting Officer)

/s/ Hong Shien Beh	Director
Hong Shien Beh

/s/ Kian Huat Lai	Director
Kian Huat Lai

/s/ Hui Liang Wong	Director
Hui Liang Wong

58