Form 10-Q
period 2023-03-31
GLOBALINK INVESTMENT INC.
filed 2023-05-18
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 18, 2023 there were 8,188,305 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash in escrow account	$21,509	$81,763
Prepaid expenses – current	148,946	207,445
Total current assets	170,455	289,208
Investments held in Trust Account	120,037,081	118,408,969
TOTAL ASSETS	$120,207,536	$118,698,177

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$287,549	$184,130
Franchise tax payable	286,365	236,365
Income tax payable	561,756	228,827
Redeemed stock payable to public stockholders	69,920,879	—
Promissory note	390,000	—
Due to affiliate	157,000	127,000
Excise tax liability	699,209	—
Total current liabilities	72,302,758	776,322
Deferred tax liability	—	79,358
Warrant liabilities	5,700	6,270
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	76,333,458	4,886,950

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK

Common stock subject to possible redemption, $0.001 par value, 4,743,305 and 11,500,000 shares at redemption value at March 31, 2023 and December 31, 2022 of $10.39 and $10.25 per share, respectively	49,287,466	117,864,419

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 (excluding 4,743,305 and 11,500,000 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(5,416,833)	(4,056,637)
Total Stockholders’ Deficit	(5,413,388)	(4,053,192)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$120,207,536	$118,698,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$271,537	$153,517
Franchise tax expense	50,000	50,000
Total operating expenses	(321,537)	(203,517)
OTHER INCOME
Income on investments held in Trust Account	1,257,477	1,257
Change in fair value of warrant liabilities	570	47,367
Total other income	1,258,047	48,624

Income (Loss) before taxes	936,510	(154,893)
Provision for income taxes	(253,571)	—

NET INCOME (LOSS)	$682,939	$(154,893)

Weighted average shares outstanding Common stock-redeemable	9,623,140	11,500,000

Basic and diluted net income (loss) per share, Common stock-redeemable	$0.09	$(0.01)

Weighted average shares outstanding Common stock-non redeemable	3,445,000	3,445,000

Basic and diluted net loss per share, Common stock-non-redeemable	$(0.05)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock		Accumulated	Total stockholders’
	Shares	Amount	deficit	deficit

Balance, December 31, 2022	3,445,000	$3,445	$(4,056,637)	$(4,053,192)
Remeasurement of shares subject to possible redemption	—	—	(1,343,926)	(1,343,926)
Excise tax imposed on common stock redemptions	—	—	(699,209)	(699,209)
Net income	—	—	682,939	682,939
Balance, March 31, 2023	3,445,000	$3,445	$(5,416,833)	$(5,413,388)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock		Accumulated	Total stockholders’
	Shares	Amount	deficit	deficit

Balance, December 31, 2021	3,445,000	$3,445	$(3,141,460)	$(3,138,015)
Net loss	—	—	(154,893)	(154,893)
Balance, March 31, 2022	3,445,000	$3,445	$(3,296,353)	$(3,292,908)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$682,939	$(154,893)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on investments held in Trust Account	(1,257,477)	(1,257)
Change in fair value of warrant liabilities	(570)	(47,367)
Changes in operating assets and liabilities:
Prepaid expenses	58,499	26,002
Deferred tax liability	(79,358)	—
Due to affiliate	30,000	30,000
Income tax payable	332,929	—
Accounts payable	103,419	(78,501)
Franchise tax payable	50,000	50,000
Net cash used in operating activities	(79,619)	(176,016)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	19,365	—
Cash deposited to Trust Account for extension	(390,000)	—
Net cash used in investing activities	(370,635)	—

Cash Flows from Financing Activities:
Proceeds from promissory note	390,000	—
Net cash provided by financing activities	390,000	—

NET CHANGE IN CASH	(60,254)	(176,016)
CASH, BEGINNING OF PERIOD	81,763	812,232
CASH, END OF PERIOD	$21,509	$636,216

Non-Cash investing and financing activities:
Excise tax accrued for common stock redemptions	$699,209	$—
Remeasurement of common stock subject to redemption	$1,343,926	$—
Reclassification of redeemable Common stock to redeemed stock payable	$69,920,879	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the exercise of the over-allotment, the Company consummated a private sale of an additional 52,500 Private Placement Units to Public Gold Marketing Sdn. Bhd at a price of $10.00 per Private Placement Unit, generating additional gross proceeds of $525,000. Since the underwriters’ over-allotment was exercised in full, the sponsor did not forfeit any Founder Shares (as defined in Note 5).

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

Notwithstanding the foregoing, the amended and restated certificate of incorporation of the Company (the “Certificate of Incorporation”) provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the shares of common stock sold in the IPO, without the prior consent of the Company.

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

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”) (the “Trust Amendment Proposal”). The Company will have the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company has exercised the option for a three-month extension and as a result the Company has deposited $390,000 into the Trust Account and now has until June 9, 2023 (“Combination Period”) to complete its Business Combination or exercise an additional extension. If the Company does not complete its Business Combination or exercise an additional extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On March 6, 2023, in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting which extended the time in which the Company must complete a Business Combination, holders of 6,756,695 of the Company’s shares of common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million. These redemptions were paid subsequent to March 31, 2023 and are reflected as a liability on the condensed consolidated balance sheets.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire any Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to deferred underwriting discounts (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $21,509 of cash held in escrow which is available to meet working capital needs and a working capital deficit of approximately $1,382,688 (adjusted for amounts available for withdrawal from the Trust Account for tax related obligations and redeemed stock payable to stockholders).

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

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and its sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Company’s sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Company’s sponsor, and potential subsequent dissolution as well as liquidity condition noted above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. The interim results for the three months ended March 31, 2023 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these consolidated unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash held in escrow

The Company had $21,509 and $81,763 held in escrow on March 31, 2023 and December 31, 2022, respectively. This balance will be transferred in whole as soon as practicable to the Company’s operating account.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023. The Company’s effective tax rate was 27.08% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to changes in the fair value in warrant liabilities and the valuation allowance on the deferred tax assets.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69,920,079. As such, the Company has recorded a 1% excise tax liability in the amount of $699,209 on the condensed balance sheets as of March 31, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2023 and December 31, 2022, 4,743,305 and 11,500,000 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

On March 6, 2023, in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 6,756,695 of the Company’s shares of common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million. These redemptions were paid subsequent to March 31, 2023.

As of March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,465,000)
Common stock issuance costs	(6,236,933)
Plus:
Remeasurement of carrying amount to redemption value	19,566,352
Common stock subject to possible redemption, December 31, 2022	117,864,419
Less:
Redemptions (paid in April 2023)	(69,920,879)
Plus:
Remeasurement of carrying value to redemption value	1,343,926
Common stock subject to possible redemption, March 31, 2023	$49,287,466

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $11.15 per share were issued on December 9, 2021. As of March 31, 2023 and 2022, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings (losses) per share for the periods ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Net income	$682,939	$(154,893)
Remeasurement of common stock subject to redemption	(1,343,926)	-
Net loss including remeasurement of common stock subject to redemption value	$(660,987)	$(154,893)

	For the Three Months Ended March 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(486,739)	$(174,248)	$(119,189)	$(35,705)
Remeasurement of common stock subject to redemption	1,343,926	-	-	-
Allocation of net income (loss), as adjusted	$857,187	$(174,248)	$(119,189)	$(35,705)
Denominator:
Basic and diluted weighted average shares outstanding	9,623,140	3,445,000	11,500,000	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.09	$(0.05)	$(0.01)	$(0.01)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for the warrants issued in connection with the Company’s IPO in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants was estimated using a binomial lattice model.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements as of March 31, 2023.

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

Note 5 — Related Party Transactions

Founder Shares

On August 19, 2021, the Company’s sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock, par value $0.001, for an aggregate price of $25,000. The Founder Shares are subject to certain transfer restrictions, as described in Note 8.

The Initial Stockholders have agreed, subject to limited exceptions, that 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of the Company’s initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after its initial Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of the Company’s initial Business Combination, or earlier, in either case, if, subsequent to the Company’s initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay its sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of its initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2023 and December 31, 2022, $157,000 and $127,000 respectively, had been accrued under this arrangement and shown under “Due to affiliate” in the accompanying condensed consolidated balance sheets.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares into shares of common stock) pursuant to a registration rights agreement signed on the date of the prospectus for the IPO. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2023, the full $390,000 had been borrowed and there were no further borrowings available under this note.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2023, there were no borrowings against this note and the full $250,000 was available for withdrawal.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2023 and December 31, 2022, there were 3,445,000 (excluding 4,743,305 and 11,500,000 shares of common stock subject to possible redemption, respectively) shares of common stock issued and outstanding.

On March 6, 2023 in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 6,756,695 shares of common stock of the Company exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million. These redemptions were paid subsequent to March 31, 2023.

Warrants

As of March 31, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

The Public Warrants are accounted for as equity instruments in the Company’s consolidated unaudited condensed financial statements. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of the completion of an initial Business Combination and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per common stock equals or exceeds $16.50

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and
●	if, and only if, the last reported sale price (the “closing price”) of the Company’s common stock equals or exceeds $16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 165% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional common stock or equity-linked securities.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Second Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth of a share underlying each Public Right upon consummation of the Business Combination.

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$120,037,081	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	$5,700

December 31, 2022

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$118,408,969	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	6,270

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of March 31, 2023 and December 31, 2022, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

	As of March 31, 2023	As of December 31, 2022
Exercise price	$5.75	$5.75
Market price of public stock	$5.20	$5.10
Term (years)	0.5	0.8
Volatility	7.6%	6.9%
Risk-free rate	4.88%	4.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2023 and 2022:

Private Placement Warrants
January 1, 2023	$6,270
Change in valuation inputs or other assumptions	(570)
Fair value as of March 31, 2023	$5,700

Private Placement Warrants
January 1, 2022	$114,570
Change in valuation inputs or other assumptions	(47,367)
Fair value as of March 31, 2022	$67,203

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us,” or the “Company,” refer to Globalink Investment Inc. References to our “management,” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GL Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) and search for a prospective initial Business Combination target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the three months ended March 31, 2023, we had a net income of $682,939 all of which consisted of interest income on investments held in the Trust Account of $1,257,477 and change in fair value of warrants liabilities of $570, partially offset by operating expenses incurred driven by general and administrative expenses of $271,537, accrual of Delaware franchise taxes of $50,000, and provision for income tax of $253,571.

For the three months ended March 31, 2022, we had a net loss of $154,893 all of which consisted of operating expenses of $203,517, offset partially by change in fair value of warrant liabilities of $47,367 and interest income on investments held in the Trust Account of $1,257.

Liquidity, Capital Resources and Going Concern

The registration statement on Form S-1 for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, we consummated our IPO of 10,000,000 units (the “Units,” each a “Unit”). Each Unit consists of one share of common stock, $0.001 par value, one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial Business Combination and one redeemable warrant entitling the holder thereof to purchase one-half (1/2) of a share of common stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated the private placement of 517,500 private units at a price of $10.00 per unit, generating total proceeds of $5,175,000.

On December 9, 2021, the underwriters exercised the over-allotment option to purchase an additional 1,500,000 units in full (the “Over-Allotment Units”), and the closing of the Over-Allotment Units occurred on December 13, 2021. The total aggregate issuance by the Company of 1,500,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $15,000,000. On December 13, 2021, simultaneously with the sale of the Over-Allotment Units, we consummated the private sale of an additional 52,500 private units, generating gross proceeds of $525,000. Since the underwriter’s over-allotment was exercised in full, the Company’s sponsor (the “Sponsor”) did not forfeit any insider shares.

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

Following the closing of the IPO (including the Over-Allotment Units), $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units, and the private units was placed in the Trust Account, which was established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account.

For the three months ended March 31, 2023, cash used in operating activities was $79,619. Net income of $682,939 was affected by interest earned on investments held in the Trust Account of $1,257,477 and change in fair value of warrants liabilities of $570. Changes in operating assets and liabilities reduce $495,489 of cash from operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $176,016. Net loss of $154,893 was affected by interest earned on investments held in the Trust Account of $1,257 and change in fair value of warrants liabilities of $47,367. Changes in operating assets and liabilities used $27,501 of cash from operating activities.

We had investments held in the Trust Account of $120,037,081 and $118,408,969 as of March 31, 2023 and December 31, 2022, respectively. Interest income on the balance in the Trust Account of approximately $1.3 million for the three months ended March 31, 2023 may be used by us to pay taxes. Through March 31, 2023, $19,365 was withdrawn from the Trust Account to pay for taxes.

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

We had $21,509 and $81,763 of cash held outside of the Trust Account as of March 31, 2023 and December 31, 2022, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial Business Combination.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial Business Combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of March 31, 2023, there were no working capital loans outstanding.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2023, the full $390,000 had been borrowed and there were no further borrowings available under this note.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2023, there were no borrowings against this note and the full $250,000 was available for withdrawal.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 9, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters are entitled to a deferred underwriting discounts of $0.35 per Unit, or $4,025,000 from the closing of the IPO. The deferred discounts will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2023, the full $390,000 had been borrowed and there were no further borrowings available under this note.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2023, there were no borrowings against this note and the full $250,000 was available for withdrawal.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Remeasurement of carrying value to redemption value associated with the redeemable shares of common stock is included in (loss) income per share. As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the warrants was estimated using a binomial lattice model.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements as of March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments) and in the Company’s internal control over financial reporting related to our compliance control of timely tax return filings our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 17, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form S-1, exhibit 3.1 filed with the Securities and Exchange Commission on November 19, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to our Form 8-K, exhibit 3.1, filed with the Securities and Exchange Commission on December 10, 2021)
3.3*	Second Amended and Restated Certificate of Incorporation
3.4	Bylaws (incorporated by reference to our Form S-1, exhibit 3.3 filed with the Securities and Exchange Commission on November 19, 2021)
3.5	Form of Amended and Restated Bylaws. (incorporated by reference to our Form S-1, exhibit 3.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to our Form S-1, exhibit 4.1 filed with the Securities and Exchange Commission on November 19, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to our Form S-1, exhibit 4.2 filed with the Securities and Exchange Commission on November 19, 2021)
4.3	Specimen of Right Certificate (incorporated by reference to our Form S-1, exhibit 4.3 filed with the Securities and Exchange Commission on November 19, 2021)
4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.5	Specimen Warrant Certificate (incorporated by reference to our Form S-1, exhibit 4.5 filed with the Securities and Exchange Commission on November 19, 2021)
4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.6 filed with the Securities and Exchange Commission on November 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Date: May 18, 2023	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 18, 2023	By:	/s/ Kelvin Chin
	Name:	Kelvin Chin
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

