Form 10-Q
period 2023-06-30
GLOBALINK INVESTMENT INC.
filed 2023-08-15
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023 there were 8,188,305 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash in escrow account	$155,394	$81,763
Prepaid expenses – current	134,730	207,445
Total current assets	290,124	289,208
Investments held in Trust Account	50,657,418	118,408,969
TOTAL ASSETS	$50,947,542	$118,698,177

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$21,488	$184,130
Franchise tax payable	100,000	236,365
Income tax payable	387,484	228,827
Promissory note	1,353,111	—
Due to affiliate	187,000	127,000
Excise tax liability	699,209	—
Total current liabilities	2,748,292	776,322
Deferred tax liability	—	79,358
Warrant liabilities	12,540	6,270
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	6,785,832	4,886,950

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK

Common stock subject to possible redemption, $0.001 par value, 4,743,305 and 11,500,000 shares at redemption value at June 30, 2023 and December 31, 2022 of $10.58 and $10.25 per share, respectively	50,169,934	117,864,419

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 (excluding 4,743,305 and 11,500,000 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(6,011,669)	(4,056,637)
Total Stockholders’ Deficit	(6,008,224)	(4,053,192)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$50,947,542	$118,698,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$197,410	$89,963	$468,947	$243,480
Franchise tax expense	33,956	50,000	83,956	100,000
Total operating expenses	(231,366)	(139,963)	(552,903)	(343,480)

Other income (expense):
Income on investments held in Trust Account	671,639	86,981	1,929,116	88,238
Change in fair value of warrant liabilities	(6,840)	42,465	(6,270)	89,832
Total other income, net	664,799	129,446	1,922,846	178,070

Income (loss) before provision for income taxes	433,433	(10,517)	1,369,943	(165,410)
Provision for income taxes	(145,801)	—	(399,372)	—
Net income (loss)	$287,632	$(10,517)	$970,571	$(165,410)

Weighted average shares outstanding Common stock-redeemable	4,743,305	11,500,000	7,169,742	11,500,000
Basic and diluted net income (loss) per share, Common stock-redeemable	$0.11	$(0.00)	$0.19	$(0.01)

Weighted average shares outstanding Common stock-non redeemable	3,445,000	3,445,000	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock-non-redeemable	$(0.07)	$(0.00)	$(0.12)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock		Accumulated	Total stockholders’
	Shares	Amount	deficit	deficit

Balance, December 31, 2022	3,445,000	$3,445	$(4,056,637)	$(4,053,192)
Remeasurement of shares subject to possible redemption	—	—	(1,343,926)	(1,343,926)
Excise tax imposed on common stock redemptions	—	—	(699,209)	(699,209)
Net income	—	—	682,939	682,939
Balance, March 31, 2023	3,445,000	$3,445	$(5,416,833)	$(5,413,388)
Remeasurement of shares subject to possible redemption	—	—	(882,468)	(882,468)
Net income	—	—	287,632	287,632
Balance, June 30, 2023	3,445,000	$3,445	$(6,011,669)	$(6,008,224)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock		Accumulated	Total stockholders’
	Shares	Amount	deficit	deficit

Balance, December 31, 2021	3,445,000	$3,445	$(3,141,460)	$(3,138,015)
Net loss	-	-	(154,893)	(154,893)
Balance, March 31, 2022	3,445,000	3,445	(3,296,353)	(3,292,908)
Net loss	-	-	(10,517)	(10,517)
Balance, June 30, 2022	3,445,000	$3,445	$(3,306,870)	$(3,303,425)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$970,571	$(165,410)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest on investments held in Trust Account	(1,929,116)	(88,238)
Change in fair value of warrant liabilities	6,270	(89,832)
Changes in operating assets and liabilities:
Prepaid expenses	72,715	7,743
Deferred tax liability	(79,358)	—
Due to affiliate	60,000	60,000
Income tax payable	158,657	—
Accounts payable	(162,642)	(120,215)
Franchise tax payable	(136,365)	100,000
Net cash used in operating activities	(1,039,268)	(295,952)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	539,788	—
Cash withdrawn from Trust Account in connection with redemption of common stock	69,920,879	—
Cash deposited to Trust Account for extension	(780,000)	—
Net cash used in investing activities	69,680,667	—

Cash Flows from Financing Activities:
Proceeds from promissory note	1,353,111	—
Common stock redemption	(69,920,879)	—
Net cash provided by financing activities	(68,567,768)	—

NET CHANGE IN CASH	73,631	(295,952)
CASH, BEGINNING OF PERIOD	81,763	812,232
CASH, END OF PERIOD	$155,394	$516,280

Supplementary cash flow information:
Cash paid for income taxes	$320,173	$—

Non-Cash investing and financing activities:
Excise tax accrued for common stock redemptions	$699,209	$—
Remeasurement of common stock subject to redemption	$2,226,394	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”) (the “Trust Amendment Proposal”). The Company will have the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company has exercised the option for two three-month extensions and as a result the Company has deposited a total of $780,000, or $390,000 for each three-month extension, into the Trust Account and now has until September 9, 2023 (“Combination Period”) to complete its Business Combination or exercise an additional extension. If the Company does not complete its Business Combination or exercise an additional extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination

On August 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tomorrow Crypto Group Inc., a Nevada corporation (“Tomorrow Crypto”), Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Globalink (“Merger Sub”), GL Sponsor LLC, a Delaware limited liability company

In accordance with the termination provisions under Section 10.1 of the Merger Agreement, the Merger Agreement was terminated on March 8, 2023 (the “Merger Agreement Termination Date”). In conjunction with the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) (including the Support Agreements) were also terminated in accordance with their respective terms as of March 8, 2023, the Merger Agreement Termination Date.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $155,394 of cash held in escrow which is available to meet working capital needs and a working capital deficit of approximately $1.97 million (adjusted for amounts available for withdrawal from the Trust Account for tax related obligations).

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Company’s sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Company’s sponsor, and potential subsequent dissolution as well as liquidity condition noted above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 9, 2023.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. The interim results for the three and six months ended June 30, 2023 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash held in escrow

The Company had $155,394 and $81,763 held in escrow on June 30, 2023 and December 31, 2022, respectively. This balance will be transferred in whole as soon as practicable to the Company’s operating account.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. As of June 30, 2023 and December 31, 2022, the Company had not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023. The Company’s effective tax rate was 33.64% and 0% for the three months ended June 30, 2023 and 2022, respectively, and 29.15% and 0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, primarily due to changes in the fair value in warrant liabilities and the valuation allowance on the deferred tax assets.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69,920,079. As such, the Company has recorded a 1% excise tax liability in the amount of $699,209 on the unaudited condensed consolidated balance sheet as of June 30, 2023. The liability does not impact the unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2023 and December 31, 2022, 4,743,305 and 11,500,000 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

On March 6, 2023, in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 6,756,695 of the Company’s shares of common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

As of June 30, 2023 and December 31, 2022, the shares of common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,465,000)
Common stock issuance costs	(6,236,933)
Plus:
Remeasurement of carrying amount to redemption value	19,566,352
Common stock subject to possible redemption, December 31, 2022	117,864,419
Less:
Redemptions (paid in April 2023)	(69,920,879)
Plus:
Remeasurement of carrying value to redemption value	1,343,926
Common stock subject to possible redemption, March 31, 2023	49,287,466
Plus:
Remeasurement of carrying value to redemption value	882,468
Common stock subject to possible redemption, June 30, 2023	$50,169,934

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Any remeasurement of the accretion to redemption value of the shares of common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the three and six months ended June 30, 2023 and 2022, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings (losses) per share for the periods ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2023	2022
Net income (loss)	$287,632	$(10,517)
Remeasurement of common stock subject to redemption	(882,468)	-
Net income (loss) including remeasurement of common stock subject to redemption value	$(594,836)	$(10,517)

	For the Three Months Ended June 30,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(344,575)	$(250,261)	$(8,093)	$(2,424)
Remeasurement of common stock subject to redemption	882,468		-	-
Allocation of net income (loss), as adjusted	$537,893	$(250,261)	$(8,093)	$(2,424)
Denominator:
Basic and diluted weighted average shares outstanding	4,743,305	3,445,000	11,500,000	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.11	$(0.07)	$(0.00)	$(0.00)

	For the Six Months Ended June 30,
	2023	2022
Net income (loss)	$970,571	$(165,410)
Remeasurement of common stock subject to redemption	(2,226,394)	-
Net income (loss) including remeasurement of common stock subject to redemption value	$(1,255,823)	$(165,410)

	For the Six Months Ended June 30,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(848,248)	$(407,576)	$(127,281)	$(38,129)
Remeasurement of common stock subject to redemption	2,226,394		-	-
Allocation of net income (loss), as adjusted	$1,378,147	$(407,576)	$(127,281)	$(38,129)
Denominator:
Basic and diluted weighted average shares outstanding	7,169,742	3,445,000	11,500,000	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.19	$(0.12)	$(0.01)	$(0.01)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements as of June 30, 2023.

Note 3 — Initial Public Offering and Over-allotment

Pursuant to the IPO and the over-allotment in December 2021, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock, one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”) and one right (each a “Public Right” and collectively, the “Public Rights”). Each Public Warrant entitles its holder to purchase one-half (1/2) of one share of common stock at a price of $11.50 per share, subject to adjustment. Each Public Right entitles the holder to receive one-tenth (1/10) of one share of common stock at the closing of a Business Combination (see Note 8).

Note 4 — Private Placement

On December 9, 2021 and December 13, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 570,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $5,700,000. Each whole Private Placement Unit consists of one share, one warrant (each a “Private Placement Warrant” and collectively the “Private Placement Warrants”) and one right to receive one-tenth (1/10) of one share of common stock at the closing of a Business Combination. Each whole Private Placement Warrant will be exercisable to purchase one-half of one share of common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay its sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of its initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of June 30, 2023 and December 31, 2022, $187,000 and $127,000 respectively, had been accrued under this arrangement and shown under “Due to affiliate” in the accompanying condensed consolidated balance sheets.

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

Note 7 — Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

For the three and six months ended June 30, 2023, the notes have incurred $13,111 of interest in connection with the promissory notes and is reflected in the promissory note balance on the unaudited condensed consolidated balance sheet and on the unaudited condensed consolidated statement of operations within operating expenses. As such the total of the promissory notes are reflected on the unaudited condensed consolidated balance sheet as $1,353,111.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2023 and December 31, 2022, there were 3,445,000 (excluding 4,743,305 and 11,500,000 shares of common stock subject to possible redemption, respectively) shares of common stock issued and outstanding.

On March 6, 2023, in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 6,756,695 shares of common stock of the Company exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

Warrants

As of June 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Placement Warrants are substantially in the same form as the Public Warrants, except they (i) will be exercisable either for cash or on a cashless basis at the holder’s option pursuant and (ii) will not be redeemable by the Company, in either case as long as the Private Placement Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement, dated December 6, 2021, by and between the Company and Public Gold Marketing Sdn. Bhd). Once a Private Placement Warrant is transferred to a holder other than a permitted transferee, it shall be treated as a Public Warrant for all purposes. Due to these terms the Private Warrants are required to be liability classified.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2023

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$50,657,418	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	$12,540

December 31, 2022

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

Assets:
U.S. Treasury Securities	1	$118,408,969	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	6,270

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of June 30, 2023 and December 31, 2022, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

	As of June 30, 2023	As of December 31, 2022
Exercise price	$5.75	$5.75
Market price of public stock	$5.29	$5.10
Term (years)	0.92	0.8
Volatility	4.1%	6.9%
Risk-free rate	5.34%	4.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities for the three and six months ended June 30, 2023 and 2022:

Private Placement Warrants
January 1, 2023	$6,270
Change in valuation inputs or other assumptions	(570)
Fair value as of March 31, 2023	$5,700
Change in valuation inputs or other assumptions	6,840
Fair value as of June 30, 2023	$12,540

Private Placement Warrants
January 1, 2022	$114,570
Change in valuation inputs or other assumptions	(47,367)
Fair value as of March 31, 2022	67,203
Change in valuation inputs or other assumptions	(42,465)
Fair value as of June 30, 2022	$24,738

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us,” or the “Company,” refer to Globalink Investment Inc., and when discussing consolidated financial information, also includes Globalink Investment Inc.’s wholly-owned subsidiary, Globalink Merger Sub, Inc., a Nevada corporation. References to our “management,” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GL Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s latest annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) filed on April 17, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We were formed on March 24, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”). Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses in in North America, Europe, South East Asia, and Asia (excluding China and the special administrative regions of Hong Kong (“Hong Kong”) and Macau (“Macau”)), in the medical technology and green energy industry. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We intend to complete the business acquisition in a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities.

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

Recent Developments

On March 6, 2023, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation, allowing the Company to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO (the “Termination Date”) by up to two (2) three-months extensions, followed by three (3) one-month extensions, to December 9, 2023. To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental Stock Transfer & Trust Company, as trustee (“Continental”) by the deadline applicable prior to the extension, $390,000 for each three-month extension and $130,000 for each one-month extension. In connection with the approval of a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement (the “Trust Agreement”), originally dated as of December 6, 2021 (the “Trust Amendment Proposal”) at the special meeting held on March 6, 2023, holders of 6,756,695 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

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

On June 1, 2023, Globalink elected to extend the Termination Date by another three months until September 9, 2023, and deposited an aggregate of $390,000 into the trust account for its public stockholders. The Extension is second of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) and search for a prospective initial Business Combination target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the three months ended June 30, 2023, we had a net income of $287,632, all of which consisted of interest income on investments held in the Trust Account of $671,639, partially offset by operating expenses incurred driven by general and administrative expenses of $197,410, accrual of Delaware franchise taxes of $33,956, provision for income tax of $145,801, and change in fair value of warrants liabilities of $6,840.

For the six months ended June 30, 2023, we had a net income of $970,571, all of which consisted of interest income on investments held in the Trust Account of $1,929,116, partially offset by operating expenses incurred driven by general and administrative expenses of $468,947, accrual of Delaware franchise taxes of $83,956, provision for income tax of $399,372 and change in fair value of warrants liabilities of $6,270.

For the three months ended June 30, 2022, we had a net loss of $10,517, of which consisted of operating expenses incurred driven by general and administrative expenses of $89,963, accrual of Delaware franchise taxes of $50,000, partially offset by interest income on investments held in the Trust Account of $86,981 and change in fair value of warrants liabilities of $42,465.

For the six months ended June 30, 2022, we had a net loss of $165,410, of which consisted of operating expenses incurred driven by general and administrative expenses of $243,480 and accrual of Delaware franchise taxes of $100,000, partially offset by change in fair value of warrants liabilities of $89,832 and interest income on investments held in the Trust Account of $88,238.

Liquidity, Capital Resources and Going Concern

The registration statement on Form S-1 for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, we consummated our IPO of 10,000,000 units (collectively the “Units,” each a “Unit”). Each Unit consists of one share of common stock, $0.001 par value, one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial Business Combination and one redeemable warrant entitling the holder thereof to purchase one-half (1/2) of a share of common stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated the private placement of 517,500 private units at a price of $10.00 per unit, generating total proceeds of $5,175,000.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the Trust Account) and $562,896 of other costs. The $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of an initial Business Combination by September 9, 2023 (or up until December 9, 2023 if our time to complete a business combination is extended), subject to the terms of the underwriting agreement.

Following the closing of the IPO (including the Over-Allotment Units), $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units, and the private units was placed in the Trust Account, which was established for the benefit of the Company’s public stockholders at Citibank, N.A. maintained by Continental, acting as trustee and is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account.

For the six months ended June 30, 2023, cash used in operating activities was $1,039,268. Net income of $970,571 was affected by interest earned on investments held in the Trust Account of $1,929,116 and change in fair value of warrants liabilities of $6,270. Changes in operating assets and liabilities reduced $86,993 of cash from operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $295,952. Net loss of $165,410 was affected by interest earned on investments held in the Trust Account of $88,238 and change in fair value of warrants liabilities of $89,832. Changes in operating assets and liabilities used $47,528 of cash from operating activities.

We had investments held in the Trust Account of $50,657,418 and $118,408,969 as of June 30, 2023 and December 31, 2022, respectively. Interest income on the balance in the Trust Account of approximately $0.7 million and $1.9 million for the three and six months ended June 30, 2023, respectively, may be used by us to pay taxes. Through June 30, 2023, $539,788 was withdrawn from the Trust Account to pay for taxes.

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

We had $155,394 and $81,763 of cash held outside of the Trust Account as of June 30, 2023 and December 31, 2022, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial Business Combination.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial Business Combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of June 30, 2023, there were no working capital loans outstanding.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 9, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 9, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

For the three and six months ended June 30, 2023, the notes have incurred $13,111 of interest in connection with the promissory notes and is reflected in the promissory note balance on the unaudited condensed consolidated balance sheet and on the unaudited condensed consolidated statement of operations within operating expenses. As such the total of the promissory notes are reflected on the unaudited condensed consolidated balance sheet as $1,353,111.

Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)

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

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Remeasurement of carrying value to redemption value associated with the redeemable shares of common stock is included in (loss) income per share. As of June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements as of June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments) and in the Company’s internal control over financial reporting related to our compliance control of timely tax return filings our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form S-1, exhibit 3.1 filed with the Securities and Exchange Commission on November 19, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to our Form 8-K, exhibit 3.1, filed with the Securities and Exchange Commission on December 10, 2021)
3.3	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2023)
3.4	Bylaws (incorporated by reference to our Form S-1, exhibit 3.3 filed with the Securities and Exchange Commission on November 19, 2021)
3.5	Form of Amended and Restated Bylaws. (incorporated by reference to our Form S-1, exhibit 3.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to our Form S-1, exhibit 4.1 filed with the Securities and Exchange Commission on November 19, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to our Form S-1, exhibit 4.2 filed with the Securities and Exchange Commission on November 19, 2021)
4.3	Specimen of Right Certificate (incorporated by reference to our Form S-1, exhibit 4.3 filed with the Securities and Exchange Commission on November 19, 2021)
4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.5	Specimen Warrant Certificate (incorporated by reference to our Form S-1, exhibit 4.5 filed with the Securities and Exchange Commission on November 19, 2021)
4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.6 filed with the Securities and Exchange Commission on November 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Date: August 15, 2023	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2023	By:	/s/ Kelvin Chin
	Name:	Kelvin Chin
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

