Form 10-Q
period 2023-09-30
GLOBALINK INVESTMENT INC.
filed 2023-11-14
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-41122

GLOBALINK INVESTMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4984573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Continental Drive, Suite 401

Newark, Delaware, 19713

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

As of November 13, 2023, there were 8,188,305 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash in escrow account	$137,073	$81,763
Prepaid expenses – current	59,918	207,445
Total current assets	196,991	289,208
Cash and investments held in Trust Account	51,409,210	118,408,969
TOTAL ASSETS	$51,606,201	$118,698,177

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$28,183	$184,130
Franchise tax payable	150,000	236,365
Income tax payable	426,710	228,827
Promissory note	1,373,376	—
Due to affiliate	477,000	127,000
Excise tax liability	699,209	—
Total current liabilities	3,154,478	776,322
Deferred tax liability	—	79,358
Warrant liabilities	10,716	6,270
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	7,190,194	4,886,950

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK

Common stock subject to possible redemption, $0.001 par value, 4,743,305 and 11,500,000 shares at redemption value at September 30, 2023 and December 31, 2022 of $10.72 and $10.25 per share, respectively	50,832,500	117,864,419

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 (excluding 4,743,305 and 11,500,000 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(6,419,938)	(4,056,637)
Total Stockholders’ Deficit	(6,416,493)	(4,053,192)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$51,606,201	$118,698,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$259,829	$580,823	$715,665	$824,303
Franchise tax expense	50,000	50,000	133,956	150,000
Total operating expenses	309,829	630,823	849,621	974,303

Other income (expense):
Income on cash and investments held in Trust Account	621,793	608,230	2,550,909	696,468
Penalties on income tax	(11,888)	—	(11,888)	—
Interest expense	(20,265)	—	(33,376)	—
Change in fair value of warrant liabilities	1,824	(9,462)	(4,446)	80,370
Total other income, net	591,464	598,768	2,501,199	776,838

Income (loss) before provision for income taxes	281,635	(32,055)	1,651,578	(197,465)
Provision for income taxes	(27,338)	(97,086)	(426,710)	(97,086)
Net income (loss)	$254,297	$(129,141)	$1,224,868	$(294,551)

Weighted average shares outstanding Common stock-redeemable	4,743,305	11,500,000	6,352,042	11,500,000
Basic and diluted net income (loss) per share, Common stock-redeemable	$0.09	$(0.00)	$0.28	$(0.01)

Weighted average shares outstanding Common stock-non redeemable	3,445,000	3,445,000	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock-non-redeemable	$(0.05)	$(0.03)	$(0.17)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock		Accumulated	Total stockholders’
	Shares	Amount	deficit	deficit

Balance, December 31, 2022	3,445,000	$3,445	$(4,056,637)	$(4,053,192)
Remeasurement of shares subject to possible redemption	—	—	(1,343,926)	(1,343,926)
Excise tax imposed on common stock redemptions	—	—	(699,209)	(699,209)
Net income	—	—	682,939	682,939
Balance, March 31, 2023	3,445,000	3,445	(5,416,833)	(5,413,388)
Remeasurement of shares subject to possible redemption	—	—	(882,468)	(882,468)
Net income	—	—	287,632	287,632
Balance, June 30, 2023	3,445,000	3,445	(6,011,669)	(6,008,224)
Remeasurement of shares subject to possible redemption	—	—	(662,566)	(662,566)
Net income	—	—	254,297	254,297
Balance, September 30, 2023	3,445,000	$3,445	$(6,419,938)	$(6,416,493)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2021	3,445,000	$3,445	$—	$(3,141,460)	$(3,138,015)
Net loss	—	—	—	(154,893)	(154,893)
Balance, March 31, 2022	3,445,000	3,445	—	(3,296,353)	(3,292,908)
Net loss	—	—	—	(10,517)	(10,517)
Balance, June 30, 2022	3,445,000	3,445	—	(3,306,870)	(3,303,425)
Remeasurement of shares subject to possible redemption, net of $331,340 in trust funds that may be used to pay tax liabilities	—	—	—	(365,227)	(365,227)
Net loss	—	—	—	(129,141)	(129,141)
Balance, September 30, 2022	3,445,000	$3,445	-	$(3,801,238)	$(3,797,793)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,224,868	$(294,551)
Adjustments to reconcile net income to net cash used in operating activities:
Interest on cash and investments held in Trust Account	(2,550,909)	(696,468)
Change in fair value of warrant liabilities	4,446	(80,370)
Changes in operating assets and liabilities:
Prepaid expenses	147,527	150,162
Deferred tax liability	(79,358)	—
Due to affiliate	90,000	90,000
Income tax payable	197,883	97,086
Interest expense accrual	33,376	—
Accounts payable	(155,946)	98,081
Franchise tax payable	(86,365)	150,000
Net cash used in operating activities	(1,174,478)	(486,060)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay tax obligations	539,788	—
Cash withdrawn from Trust Account in connection with redemption of common stock	69,920,879	—
Cash deposited to Trust Account for extension	(910,000)	—
Net cash provided by investing activities	69,550,667	—

Cash Flows from Financing Activities:
Proceeds from promissory note	1,340,000	—
Due to affiliate- advance	260,000	—
Common stock redemption	(69,920,879)	—
Net cash used in financing activities	(68,320,879)	—

NET CHANGE IN CASH	55,310	(486,060)
CASH, BEGINNING OF PERIOD	81,763	812,232
CASH, END OF PERIOD	$137,073	$326,172

Supplementary cash flow information:
Cash paid for income taxes	$308,285	$—

Non-Cash investing and financing activities:
Excise tax accrued for common stock redemptions	$699,209	$—
Remeasurement of common stock subject to redemption	$2,888,960	$365,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act.

To mitigate the risk of being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on August 9, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee of the Trust Account (the “Trustee” or “Continental”), to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental (the “Trust Amendment Proposal”). The Company will have the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company exercised the option for two three-month extensions and as a result the Company has deposited a total of $780,000, or $390,000 for each three-month extension, into the Trust Account and had until September 9, 2023 to complete its Business Combination, which was funded by the promissory note with Public Gold Marketing Sdn Bhd which has a current balance of $1,373,376. On September 9, 2023, October 4, 2023, and October 31, 2023, the Company deposited $130,000 each time into the Trust Account, representing $0.0275 per public share, which further extended the period of time it has to consummate its initial business combination to December 9, 2023 (“Combination Period”). The September 9, 2023 and October 4, 2023 payments were funded by the advance of $260,000 provided by an affiliate of the sponsor. The Company has exhausted the five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company currently in effect. If the Company does not complete its Business Combination or exercise an additional extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Risks and Uncertainties

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the wars in Ukraine and the surrounding region and between Israel and Hamas. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $137,073 of cash held in escrow which is available to meet working capital needs and a working capital deficit of approximately $2.96 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Company’s sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Company’s sponsor, and potential subsequent dissolution as well as liquidity condition noted above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 9, 2023.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. The interim results for the three and nine months ended September 30, 2023 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and cash held in escrow

The Company had $0 and $81,763 held in escrow on September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023 the Company transferred the cash amount held in escrow to a newly opened bank account.

Cash and investments Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds. Assets held in money market funds were invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations.

To mitigate the risk of being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on August 9, 2023, the Company instructed the Trustee of the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the FDIC.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023. The Company’s effective tax rate was 9.71% and (302.87)% for the three months ended September 30, 2023 and 2022, respectively, and 25.84% and (49.17)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, primarily due to changes in the fair value in warrant liabilities, valuation allowance on the deferred tax assets, non-deductible M&A costs, income tax penalties, and failed deal costs that are fully deductible.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69,920,079. As such, the Company has recorded a 1% excise tax liability in the amount of $699,209 on the unaudited condensed consolidated balance sheet as of September 30, 2023. The liability does not impact the unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2023 and December 31, 2022, 4,743,305 and 11,500,000 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

On March 6, 2023, in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 6,756,695 of the Company’s shares of common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

As of September 30, 2023 and December 31, 2022, the shares of common stock subject to possible redemption reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(10,465,000)
Common stock issuance costs	(6,236,933)
Plus:
Remeasurement of carrying amount to redemption value	19,566,352
Common stock subject to possible redemption, December 31, 2022	117,864,419
Less:
Redemptions (paid in April 2023)	(69,920,879)
Plus:
Remeasurement of carrying value to redemption value	1,343,926
Common stock subject to possible redemption, March 31, 2023	49,287,466
Plus:
Remeasurement of carrying value to redemption value	882,468
Common stock subject to possible redemption, June 30, 2023	50,169,934
Plus:
Remeasurement of carrying value to redemption value	662,566
Common stock subject to possible redemption, September 30, 2023	$50,832,500

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the two class method. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Any remeasurement of the accretion to redemption value of the shares of common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the three and nine months ended September 30, 2023 and 2022, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings (losses) per share for the periods ended September 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings (loss) per share for the periods ended September 30, 2023 and 2022. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

Revision of Prior Year Net Loss Per Share of Common Stock

In the Form 10-Q for three and nine months ended September 30, 2022, the Company discovered an error in the earnings per share calculation. The Company excluded the remeasurement of the accretion to redemption value of the shares of common stock subject to possible redemption. To correct this, the Company has revised its prior period earnings per share calculation in these condensed consolidated financial statements. The impact of the change is summarized below:

For the three months ended September 30, 2022

	As Filed	Adjustment	As Revised
Redeemable	$(0.01)	$0.01	$0.00
Non-Redeemable	$(0.01)	$(0.02)	$(0.03)

For the nine months ended September 30, 2022

	As Filed	Adjustment	As Revised
Redeemable	$(0.02)	$0.01	$(0.01)
Non-Redeemable	$(0.02)	$(0.02)	$(0.04)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2023	2022
Net income (loss)	$254,297	$(129,141)
Remeasurement of common stock subject to redemption	(662,566)	(365,227)
Net income (loss) including remeasurement of common stock subject to redemption value	$(408,269)	$(494,368)

	For the Three Months Ended September 30,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(236,501)	$(171,768)	$(380,410)	$(113,958)
Remeasurement of common stock subject to redemption	662,566	-	365,227	-
Allocation of net income (loss), as adjusted	$426,065	$(171,768)	$(15,183)	$(113,958)
Denominator:
Basic and diluted weighted average shares outstanding	4,743,305	3,445,000	11,500,000	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.09	$(0.05)	$(0.00)	$(0.03)

	For the Nine Months Ended September 30,
	2023	2022
Net income (loss)	$1,224,868	$(294,551)
Remeasurement of common stock subject to redemption	(2,888,960)	(365,227)
Net income (loss) including remeasurement of common stock subject to redemption value	$(1,664,092)	$(659,778)

	For the Nine Months Ended September 30,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(1,078,936)	$(585,156)	$(507,691)	$(152,087)
Remeasurement of common stock subject to redemption	2,888,960	-	365,227	-
Allocation of net income (loss), as adjusted	$1,810,024	$(585,156)	$(142,464)	$(152,087)
Denominator:
Basic and diluted weighted average shares outstanding	6,352,042	3,445,000	11,500,000	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.28	$(0.17)	$(0.01)	$(0.04)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements as of September 30, 2023.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay its sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of its initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of September 30, 2023 and December 31, 2022, $217,000 and $127,000 respectively, had been accrued under this arrangement and shown under “Due to affiliate” in the accompanying condensed consolidated balance sheets.

On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company will no longer be required to pay the sponsor $10,000 monthly.

Advances

On each of September 5, 2023 and September 29, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $260,000. The $260,000 advance to fund trust extension deposits is reflected in “Due to Affiliate” on the condensed consolidated balance sheet.

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

Note 7 — Promissory Notes and Advances

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

For the three and nine months ended September 30, 2023, the notes have incurred $20,265 and $33,376 of interest in connection with the promissory notes and is reflected in the promissory note balance on the unaudited condensed consolidated balance sheet and on the unaudited condensed consolidated statement of operations in other income (expense), respectively. As of September 30, 2023, the total of the promissory notes are reflected on the unaudited condensed consolidated balance sheet as $1,373,376.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2023 and December 31, 2022, there were 3,445,000 (excluding 4,743,305 and 11,500,000 shares of common stock subject to possible redemption, respectively) shares of common stock issued and outstanding.

Warrants

As of September 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

As of December 31, 2022, the assets held in the Trust Account were held in money market funds invested in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

September 30, 2023

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	$10,716

December 31, 2022

Assets:
Money market funds invested in U.S. Treasury Securities	1	$118,408,969	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	6,270

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of September 30, 2023 and December 31, 2022, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

	As of September 30, 2023	As of December 31, 2022
Exercise price	$5.75	$5.75
Market price of public stock	$5.39	$5.10
Term (years)	0.95	0.8
Volatility	2.2%	6.9%
Risk-free rate	5.39%	4.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2023 and 2022:

Private Placement Warrants
January 1, 2023	$6,270
Change in valuation inputs or other assumptions	(570)
Fair value as of March 31, 2023	5,700
Change in valuation inputs or other assumptions	6,840
Fair value as of June 30, 2023	12,540
Change in valuation inputs or other assumptions	(1,824)
Fair value as of September 30, 2023	$10,716

Private Placement Warrants
January 1, 2022	$114,570
Change in valuation inputs or other assumptions	(47,367)
Fair value as of March 31, 2022	67,203
Change in valuation inputs or other assumptions	(42,465)
Fair value as of June 30, 2022	24,738
Change in valuation inputs or other assumptions	9,462
Fair value as of September 30, 2022	$34,200

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the consolidated financial statements.

On October 5, 2023, Globalink elected to extend the Termination Date by another month until November 9, 2023, and deposited an aggregate of $130,000 into the trust account for its public stockholders. The Extension is fourth of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of October 13, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On October 31, 2023, Globalink elected to extend the Termination Date by another month until December 9, 2023, and deposited an aggregate of $130,000 into the trust account for its public stockholders. The Extension is five of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

On October 16, 2023, Globalink received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The Notice states that the Company has 45 calendar days, or until November 30, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule.

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

On March 6, 2023, Globalink elected to extend the Termination Date by three months until June 9, 2023, and deposited an aggregate of $390,000 into the trust account for its public stockholders. This extension is first of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

On June 1, 2023, Globalink elected to extend the Termination Date by another three months until September 9, 2023, and deposited an aggregate of $390,000 into the trust account for its public stockholders. This extension is second of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

On September 7, 2023, Globalink elected to extend the Termination Date by another month until October 9, 2023, and deposited an aggregate of $130,000 into the trust account for its public stockholders. This extension is third of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

On October 5, 2023, Globalink elected to extend the Termination Date by another month until November 9, 2023, and deposited an aggregate of $130,000 into the trust account for its public stockholders. This extension is fourth of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

On October 31, 2023, Globalink elected to extend the Termination Date by another month until December 9, 2023, and deposited an aggregate of $130,000 into the trust account for its public stockholders. This extension is five of up to five extensions permitted under the Second Amended and Restated Certificate of Incorporation of the Company.

Results of Operations

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”) and search for a prospective initial Business Combination target. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the three months ended September 30, 2023, we had a net income of $254,297, all of which consisted of interest income on cash and investments held in the Trust Account of $621,793 and change in fair value of warrants liabilities of $1,824, partially offset by operating expenses incurred driven by general and administrative expenses of $259,829, provision for income tax of $27,338, accrual of Delaware franchise taxes of $50,000, $20,265 in interest expense and penalties on income tax of $11,888.

For the nine months ended September 30, 2023, we had a net income of $1,224,868, all of which consisted of interest income on cash and investments held in the Trust Account of $2,550,909, partially offset by operating expenses incurred driven by general and administrative expenses of $715,665, provision for income tax of $426,710, accrual of Delaware franchise taxes of $133,956, $33,376 in interest expense, penalties on income tax of $11,888 and change in fair value of warrants liabilities of $4,446.

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

Following the closing of the IPO, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO (including Over-Allotment Units) and the Private Placement Units was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on August 9, 2023, we instructed the Trustee of the Trust Account to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”).

For the nine months ended September 30, 2023, cash used in operating activities was $1,174,478. Net income of $1,224,868 was affected by interest earned on cash and investments held in the Trust Account of $2,550,909 and change in fair value of warrants liabilities of $4,446. Changes in operating assets and liabilities reduced $147,117 of cash from operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $576,060. Net loss of $294,551 was affected by interest earned on investments held in the Trust Account of $696,468 and change in fair value of warrants liabilities of $80,370. Changes in operating assets and liabilities provided $495,329 of cash from operating activities.

We had cash and investments held in the Trust Account of $51,409,210 and $118,408,969 as of September 30, 2023 and December 31, 2022, respectively. Interest income on the balance in the Trust Account of approximately $0.6 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, may be used by us to pay taxes. Through September 30, 2023, $539,788 was withdrawn from the Trust Account to pay for taxes.

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

We had $137,073 and $81,763 of cash held outside of the Trust Account as of September 30, 2023 and December 31, 2022, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial Business Combination.

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial Business Combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial Business Combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of September 30, 2023, there were no working capital loans outstanding.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023 and September 29, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $260,000. As of September 30, 2023, $260,000 of advance is reflected in “Due to Affiliate” on the condensed consolidated balance sheet.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 9, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 9, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing. As of September 30, 2023, the aggregate amounted owed in connection with the promissory note was $1,373,376, which includes interest accrued as reflected on the unaudited condensed consolidated balance sheet.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the two-class method. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Remeasurement of carrying value to redemption value associated with the redeemable shares of common stock is included in (loss) income per share. As of September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

Temporary Equity

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements as of September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments), the Company’s internal control over financial reporting related to our compliance control of timely tax return filings, and due to the revision to our earnings per share for the three and nine months ended September 30, 2022, our disclosure controls and procedures were not effective.

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

GLOBALINK INVESTMENT INC.

Date: November 13, 2023	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Kelvin Chin
	Name:	Kelvin Chin
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

