Form 10-K
period 2023-12-31
GLOBALINK INVESTMENT INC.
filed 2024-04-02
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41122

GLOBALINK INVESTMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4984573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Continental Drive, Suite 401

Newark, Delaware 19713

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2023 closing price reported by the Nasdaq Stock Market LLC, was approximately $50.16 million.

As of March 22, 2024, there were 6,007,567 shares of common stock, par value $0.001 per share, issued and outstanding.

Terms that Apply to this Annual Report

Unless otherwise stated in this annual report on Form 10-K of Globalink Investment Inc. (this “Annual Report”), references to:

●	“insider shares” are to the 2,875,000 shares of common stock held or controlled by our insiders (as defined below) prior to the IPO (as defined below);

●	“insiders” are to our officers, directors, sponsor and any holder of our insider shares;

●	“IPO” are to our initial public offering that was consummated on December 9, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“private investor” are to Public Gold Marketing Sdn. Bhd, a Malaysian private limited company, and/or its designee, a related party, our sponsor or the underwriters in the IPO;

●	“private rights” are to the rights included in the private units (as defined below);

●	“private shares” are to the shares included in the private units (as defined below);

●	“private units” are to the 570,000 units we sold privately to the private investor upon consummation of the IPO;

●	“private warrants” are to the warrants included in the private units;

●	“public shares” are to shares of common stock which were sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” shall exist only with respect to such public shares;

●	“rights” or “public rights” are to the rights which were sold as part of the units in the IPO;

●	“sponsor” are to GL Sponsor LLC, a Delaware limited liability company;

●	“warrants” or “public warrants” are to the warrants which were sold as part of the units in the IPO; and

●	“we,” “us,” “our company” or “the company” are to Globalink Investment Inc., a Delaware corporation.

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

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company formed under the laws of the State of Delaware on March 24, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. While we may pursue an initial business combination target in any business, industry or geographic location, we intend to search globally, with a focus on North America, Europe, Southeast Asia, and Asia (excluding China, Hong Kong and Macau), for target companies within the medical technology and green energy sectors. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We intend to focus specifically on companies that are positioned to benefit directly from the technological development in the medical industry and green energy sectors. While our efforts to identify a target were not limited to any particular segment or geography, our search was focused on the medical technology and green energy sectors. On January 30, 2024, we entered into the Merger Agreement (as defined below) with Alps (as defined below). See “— Merger Agreement with Alps Global Holding Berhad.”

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

Developments since the IPO

On August 3, 2022, Globalink entered into an Agreement and Plan of Merger (the “Tomorrow Merger Agreement”) by and among Tomorrow Crypto Group Inc., a Nevada corporation (“Tomorrow”), Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Globalink, GL Sponsor LLC, our sponsor and acting as the representative of Globalink, and Mingliu Wang, an individual and acting as the representative of Tomorrow.

On March 8, 2023, Globalink sent a notice of termination pursuant to the terms set forth in the Tomorrow Merger Agreement and, accordingly, the Tomorrow Merger Agreement was terminated on the same date.

On March 6, 2023, the stockholders of the Company approved a proposal (the “Extension Amendment Proposal”) to amend the Company’s amended and restated certificate of incorporation, allowing the Company to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO (the “Termination Date”) by up to two (2) three-months extensions, followed by three (3) one-month extensions, to December 9, 2023 (each of which we refer to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental Stock Transfer & Trust Company, as trustee (“Continental”) by the deadline applicable prior to the extension, $390,000 for each three-month extension and $130,000 for each one-month extension. On March 6, 2023, the stockholders of the Company also approved a proposal to amend the Company’s Trust Agreement (as defined below), by and between the Company and Continental (the “Trust Amendment Proposal”). In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the special meeting held on March 6, 2023, holders of 6,756,695 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

On March 6, 2023, Globalink entered into an amendment to the Investment Management Trust Agreement (the “Trust Agreement”), originally entered into by and between the Company and Continental on December 6, 2021 to conform the procedures in the Trust Agreement by which the Company may extend the date on which Continental must liquidate its trust account if the Company has not completed its initial business combination to the procedures in the amendment to the Company’s amended and restated certificate of incorporation.

On March 22, 2023, Mr. Cliff (Ming Hang) Chong, the Company’s then director and chief financial officer, notified the Company of his resignation as the Company’s Chief Financial Officer, effective March 31, 2023. On March 31, 2023, the Company’s board of directors (the “Board of Directors”) appointed Mr. Kelvin Chin as the Company’s chief financial officer and director, with effect from March 31, 2023. The appointment intends to fill the vacancy created by Mr. Cliff (Ming Hang) Chong’s departure.

Through a total of five elections from March 2023 to December 2023, Globalink elected to extend the Termination Date to December 9, 2023 and deposited an aggregate of US$1.17 million into the trust account for its public stockholders. Globalink elected all of the five extensions permitted under the amended and restated certificate of incorporation of the Company, as first amended.

On November 28, 2023, the stockholders of the Company approved a proposal to amend the Company’s amended and restated certificate of incorporation, allowing the Company to Extended Deadline from December 9, 2023 to up to December 9, 2024 through monthly extensions. To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental by the deadline applicable prior to the extension, $60,000 for each extension. On November 28, 2023, the stockholders of the Company also approved a proposal to amend the Trust Agreement, by and between the Company and Continental. In connection with the approval of the proposals presented at the special meeting held on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million.

As of the date of this report, the Company has extended the Termination Date four times under its current amended and restated certificate of incorporation, as amended (or nine times since the IPO), and has until April 9, 2024 to complete its initial business combination. The Company may continue to extend the Termination Date to up to December 9, 2024 through monthly extensions.

Merger Agreement with Alps Global Holding Berhad

On January 30, 2024, the Company entered into a merger agreement (the “Merger Agreement”) by and among Alps Global Holding Berhad, a Malaysian company (“Alps”), GL Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative”), and Dr. Tham Seng Kong, an individual, in the capacity as the representative from and after the Effective Time for the shareholders of Alps as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”). Pursuant to the terms of the Merger Agreement, a business combination between Globalink and Alps through the merger of a to be incorporated subsidiary of Globalink in the Cayman Islands (the “Merger Sub”) with and into Alps, with Alps surviving the merger (the “Surviving Company”) as a wholly-owned subsidiary of Globalink (the “Merger”, and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). After the date of the Merger Agreement and prior to the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), a company formed under the laws of the Cayman Islands will be incorporated (“Cayman Holdco”), whereupon it is envisaged that Alps will become a wholly owned subsidiary of the Cayman Holdco. Upon provision of written notification by the Seller Representative, the definition of “Alps” under the Merger Agreement and shall be automatically replaced and substituted to mean Cayman Holdco. Correspondingly, all other definitions and references relevant and affected by the definition of “Alps” shall be correspondingly and automatically amended and construed based on this change.

Subject to the terms and conditions set forth therein upon the Closing, each ordinary share of Alps (the “Alps Ordinary Share”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive shares of Globalink’s common stock equal to the Conversion Ratio (as defined in the Merger Agreement). The total consideration in the form of shares of Globalink’s common stock to be paid by Globalink to the shareholders of Alps at the Closing will be equal to US$1.6 billion, with an earn-out provision permitting Alps shareholders to receive up to 48 million additional shares as and when the business meets certain incremental milestones for the consolidated revenue of Globalink and Alps for five fiscal years following the consummation of the Merger. The Merger Agreement is subject to certain customary closing conditions and contains customary representations, warranties, covenants and indemnity provisions. Capitalized terms used but not defined herein shall have the respective meanings set forth in the Merger Agreement. The respective boards of directors of Globalink and Alps have (i) approved and declared advisable the Merger Agreement and the Transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by their respective stockholders.

Unless otherwise defined herein, the capitalized terms used below are defined in the Merger Agreement.

Merger Consideration

The aggregate consideration to be paid by Globalink to Alps shareholders in the form of shares of Globalink’s common stock at the Closing will be equal to US$1.6 billion, determined based on an enterprise value of Alps (the “Merger Consideration”), with an earn-out provision permitting Alps shareholders to receive up to 48 million additional shares (the “Earn-out Shares”) as and when the business meets certain incremental milestones for the consolidated revenue of Globalink and Alps for five fiscal years following the consummation of the Merger.

Earn-out

In addition to the Merger Consideration set forth above payable at the Closing, the Alps shareholders will also have a contingent right to receive up to an additional 48 million additional shares as shares of Globalink’s common stock. Subject to the terms and when the business meets certain incremental milestones for the number of conditions of the Merger Agreement, the Earn-out Shares shall be earned and payable as follows:

(a) if, during Alps’ first full fiscal year following the date of Closing, the consolidated revenue of Globalink and Alps and its subsidiaries that is attributable to: (A) sales by Globalink and Alps and its subsidiaries (present and future); and (B) revenue from any joint venture or entity in which the Globalink and/or Alps or any of its subsidiaries has made an equity investment to the extent (and in the amount) that such revenue can be reported as revenue by the aforementioned entities in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) (the “Revenue”) exceeds $7,000,000, the Alps shareholders shall be issued an additional 9,600,000 shares of Globalink’s common stock;

(b) if during Alps’ second full fiscal year following the date of Closing, the Revenue exceeds $14,000,000, the Alps shareholders shall be issued an additional 9,600,000 shares of Globalink’s common stock;

(c) if during Alps’ third full fiscal year following the date of Closing, the Revenue exceeds $23,000,000, the Alps shareholders shall be issued an additional 9,600,000 shares of Globalink’s common stock;

(d) if during Alps’ fourth full fiscal year following the date of Closing, the Revenue exceeds $34,000,000, the Alps shareholders shall be issued an additional 9,600,000 shares of Globalink’s common stock; and

(e) if during Alps’ fifth full fiscal year following the date of Closing, the Revenue exceeds $56,000,000, the Alps shareholders shall be issued an additional 9,600,000 shares of Globalink’s common stock.

Treatment of Alps Ordinary Shares

Conversion of Alps Ordinary Shares. Each Alps Ordinary Share issued and outstanding immediately prior to the Effective Time shall, in accordance with Alps’ memorandum and articles of association then in effect, be converted into the right to receive a number of shares of Globalink common stock equal to the Conversion Ratio (subject to the withholding of Escrow Shares (as defined below)).

Conversion of Merger Sub Ordinary Shares. Each ordinary share of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one newly issued, fully paid and non-assessable ordinary share of the Surviving Company.

Escrow

At or prior to the Closing, Globalink, the Parent Representative and the Seller Representative will enter into an escrow agreement with Continental (or such other escrow agent mutually acceptable to Globalink and Alps) (“Continental” or the “Escrow Agent”), effective as of the Effective Time, in form and substance reasonably satisfactory to Globalink and Alps (the “Escrow Agreement”), pursuant to which Globalink shall issue to the Escrow Agent a number of shares of Globalink common stock (with each share valued at $10.00) equal to five percent (5%) of the Merger Consideration (the “Escrow Amount”) (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”) to be held, along with any other dividends, distributions or other income on the Escrow Shares (together with the Escrow Shares, the “Escrow Property”), in a segregated escrow account (the “Escrow Account”) and disbursed therefrom in accordance with the terms of indemnification provisions of the Merger Agreement and the Escrow Agreement. The Escrow Property shall serve as the sole source of payment for the obligations of the Alps shareholders pursuant to the terms of indemnification provisions of the Merger Agreement.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) corporate existence and power, (b) authorization to enter into the Merger Agreement and related transactions, (c) governmental authorization, (d) non-contravention, (e) capital structure, (f) corporate records, (g) subsidiaries, (h) consents, (i) financial statements, (j) books and records, (k) internal accounting controls, (l) absence of changes, (m) property and title to assets, (n) litigation, (o) material contracts, (p) licenses and permits, (q) compliance with laws, (r) intellectual property, (s) accounts payable and affiliate loans, (t) employee and employment matters, (u) withholding, (v) employee benefits, (w) real property, (x) tax matters, (y) environmental laws, (z) finder’s fees, (aa) power of attorney, suretyships and bank accounts, (bb) directors and officers, (cc) anti-money laundering laws, (dd) insurance, (ee) related party transactions, (ff) information supplied, (gg) derogation, and (hh) disclosure letter.

The Merger Agreement contains a number of representations and warranties of the parties thereto, many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the Merger Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Merger Agreement or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement.

The representations and warranties made by Globalink and Alps are customary for transactions similar to the Transactions.

Certain Surviving Representations and Warranties

Certain representations or warranties made by Alps in the Merger Agreement shall survive until twelve (12) months after the Closing. Subject to the terms and conditions of the Merger Agreement, and from and after the date of Closing, the Alps shareholders agree to indemnify and hold harmless Globalink against and in respect of any and all out-of-pocket loss incurred or sustained by Globalink as a result of or in connection with any breach or inaccuracy of the representations and warranties of Alps with respect to (a) Corporate Existence and Power, (b) Authorization, (c) Governmental Authorization, (d) Non-Contravention, (e) Capitalization, (f) Subsidiaries, (g) Consents, (h) Financial Statements, (i) Books and Records, (j) Absence of Certain Changes, (k) Properties; Title to the Company’s Assets, (l) Litigation, (m) Licenses and Permits, (n) Compliance with Laws, (o) Real Property, (p) Tax Matters, (q) Finders’ Fees, (r) Anti-Money Laundering Laws, and (s) Related Party Transactions. Except for fraud claims, Globalink shall not assert any claim for indemnification until the aggregate amount of all losses exceeds $1,000,000, in which event the Alps shareholders shall be responsible for the aggregate amount of all losses from the first dollar, regardless of such threshold. Except for fraud claims, the maximum aggregate amount of indemnification payments shall not exceed the amount of the Escrow Property in the Escrow Account at such time.

Subject to the foregoing, the representations and warranties of the parties contained in the Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, access to information, cooperation in the preparation of the Form S-4 and Proxy Statement (as each such terms are defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders including, in the case of Globalink, approvals of the second amended and restated certificate of incorporation, amended and restated bylaws, post-Merger board of directors, and the share issuance under the rules of the Nasdaq Stock Market LLC (the “Nasdaq”).

Exclusivity

Each of Globalink and Alps has agreed that from the date of the Merger Agreement until the earlier of the Closing Date and the termination of the Merger Agreement in accordance with its terms, it will not initiate any negotiations with any party relating to certain alternative transactions that would compete with the Transactions or enter into any agreement relating to such a transaction.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the Transactions, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (if applicable), (iii) receipt of any consent, approval or authorization required by any Authority (as such term is defined in the Merger Agreement), (iv) there being no action brought by any Authority to enjoin or otherwise restrict the consummation of the Closing, (v) Globalink having at least $5,000,001 of net tangible assets either immediately prior to or upon consummation of the Merger, (vi) approval by the Alps shareholders of the Merger and related transactions, (vii) approval by the stockholders of Globalink of the Merger and related transactions, (viii) the conditional approval for listing by Nasdaq of the shares of Globalink’s Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement and the Subscription Agreements (as defined below) and satisfaction of initial and continued listing requirements, (ix) the Form S-4 becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”), (x) solely with respect to Globalink and Merger Sub, among other conditions, (A) Alps having duly performed or complied with all of its obligations under the Merger Agreement in all material respects, (B) the representations and warranties of Alps being true and correct in all respects unless failure would not have or reasonably be expected to have a Material Adverse Effect on Alps and its subsidiaries as a whole, (C) no event having occurred that has resulted in or would result in a Material Adverse Effect on Alps and its subsidiaries as a whole, and (D) if Globalink and Alps mutually requests, Globalink obtain an opinion from an independent investment bank or other financial advisory firm mutually acceptable to Globalink and Alps as to the fairness from a financial point of view, as of the date of such opinion, of the Merger Consideration Shares to be paid to the Alps shareholders pursuant to the Merger Agreement, and (xi) solely with respect to Alps, among other conditions, (A) Globalink and Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects, (B) the representations and warranties of Globalink and Merger Sub being true and correct in all respects, (C) no event having occurred that has resulted in or would result in a Material Adverse Effect on Globalink which is continuing and uncured, (D) the size and composition of the post-Closing board of directors of Globalink being established as set forth in the Merger Agreement, and (E) Alps having received a copy of the Escrow Agreement duly executed by Globalink, the Parent Representative and the Escrow Agent.

Termination

The Merger Agreement may be terminated at any time prior to the Effective Time as follows:

(i) by either Globalink or Alps if the Transactions are not consummated on or before the six (6)-month anniversary of the Merger Agreement (the “Outside Closing Date”), provided that, if the SEC has not declared the Form S-4 effective on or prior to the five (5)-month anniversary of the Merger Agreement, then the Outside Closing Date will be extended by one (1) additional month, provided further that, the failure to consummate the Transactions by the Outside Closing Date is not due to a material breach by the party seeking to terminate the Agreement;

(ii) by either Globalink or Alps if any Authority has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement and such breach was a substantial cause of, or substantially resulted in, such action by the Authority.

(iii) by mutual written consent of Globalink and Alps duly authorized by each of their respective board of directors;

(iv) by Globalink in the event that Alps does not deliver to Globalink the Final December 31, 2023 Financial Statements on or prior to April 30, 2024 or such further period as mutually agreed upon between Globalink and Alps in writing; and

(v) by either Globalink or Alps if the other party has breached any of its covenants or representations and warranties such that closing conditions would not be satisfied by the earlier of (A) the Closing Date and (B) 30 days following receipt by the breaching party of a written notice of the breach.

The Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about Globalink, Alps or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in the disclosure schedules to the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about Globalink, Alps or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that Globalink makes publicly available in reports, statements and other documents filed with the SEC. Globalink or Alps investors and securityholders are not third-party beneficiaries under the Merger Agreement.

Certain Related Agreements

Globalink Support Agreement. In connection with the execution of the Merger Agreement, Globalink, Alps, and certain stockholders of Globalink entered into support agreements (the “Globalink Support Agreements”), pursuant to which the stockholders of Globalink that are parties to the Globalink Support Agreement have agreed to vote all shares of Globalink’s common stock beneficially owned by them in favor of the Transactions.

Alps Support Agreement. In connection with the execution of the Merger Agreement, Globalink, Alps and certain shareholders of Alps entered into support agreements (the “Alps Support Agreements”), pursuant to which the shareholders of Alps that are parties to the Alps Support Agreements have agreed to vote all ordinary shares of Alps beneficially owned by them in favor of the Transactions.

Subscription Agreements. Subsequent to the execution of the Merger Agreement and as a condition and an inducement to Globalink and Alps to consummate the Merger, Globalink will enter into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (the “Subscribers”) for an aggregate amount to be determined in shares of Globalink’s common stock in a private placement to be consummated substantially concurrently with the Closing (the “PIPE Financing”). The purpose of the PIPE Financing is to raise additional capital for use in connection with the Merger and to meet the minimum cash requirements provided in the Merger Agreement. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the Transactions.

Lock-Up Agreements. The Merger Agreement provides that, prior to the Closing, and effective as of the Closing, certain Alps shareholders, the Parent Representative and certain other stockholders of Globalink will enter into a lock-up agreement (collectively, the “Lock-up Agreements”), subject to certain customary exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the shares of Globalink’s common stock subject to lock-up, including the Merger Consideration Shares (the “Lock-up Shares”), enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any Short Sales (as defined in the Lock-up Agreement) with respect to the Lock-Up Shares until (i) (w) with respect to one hundred percent (100%) of the Lock-Up Shares, the date from the Closing until the last date that is six (6) months after the date of the Closing, (x) with respect to ninety percent (90%) of the Lock-Up Shares, the 1st day of the 7th month from the Closing until the date that is nine (9) months after the date of the Closing, (y) with respect to seventy percent (70%) of the Lock-Up Shares, the 1st day of the 10th month from the Closing until the date that is twelve (12) months after the date of the Closing, (z) with respect to forty percent (40%) of the Lock-Up Shares, the 1st day of the 13th month from the Closing until the date that is fifteen (15) months after the date of the Closing, or (ii) if sooner, the date after the Closing on which Globalink consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Globalink’s stockholders having the right to exchange their equity holdings in Globalink for cash, securities or other property. For the avoidance of doubt, no Lock-up Shares shall be subject to the terms in the Lock-up Agreement from and after the date that is fifteen (15) months after the date of the Closing.

Amended and Restated Registration Rights Agreement. At the Closing, Globalink will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of Globalink with respect to the shares of common stock they own at the Closing, and with certain Alps shareholders who will be affiliates of Globalink with respect to the Merger Consideration after the Closing. The Amended and Restated Registration Rights Agreement will require Globalink to, among other things, file a resale shelf registration statement on behalf of the stockholders no later than 90 days after the Closing. The Amended and Restated Registration Rights Agreement will also provide certain demand registration rights and piggyback registration rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods. Globalink will agree to pay certain fees and expenses relating to registrations under the Amended and Restated Registration Rights Agreement.

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

Our management team is led by Mr. Say Leong Lim, the Chairman of our Board of Directors and our Chief Executive Officer, and Mr. Kelvin Chin, our Chief Financial Officer. Our board members have extensive experience serving as directors or officers for numerous publicly listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination. We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on technology focused companies and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders.

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

Our executive offices are located at 200 Continental Drive, Suite 401, Newark, Delaware 19713, and our telephone number is +6012 405 0015.

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

We believe that acquiring a leading high-growth technology company or assets in the technology industry such as medical and green energy technologies will provide a platform to fund consolidation and fuel growth for our company. There is no restriction in the geographic location of targets we can pursue, although we intend to initially prioritize North America, Europe, Southeast Asia, and Asia (excluding China, Hong Kong and Macau), as the geographical focus. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau).

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

On January 30, 2024, we entered into the Merger Agreement with Alps. See “Item 1. Business—Merger Agreement with Alps Global Holding Berhad.”

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

Effecting an Initial Business Combination

We will currently have up until April 9, 2024 to complete our business combination (or up until December 9, 2024 if our time to complete a business combination is extended as described herein). However, if we anticipate that we may not be able to consummate our initial business combination within the deadline, we may, by resolution of our Board of Directors if requested by our sponsor, extend the period of time to consummate a business combination on a monthly basis until December 9, 2024, subject to our sponsor depositing additional funds into the trust account as set out below.

Pursuant to the terms of our amended and restated certificate of incorporation, as amended, and the Trust Agreement, as amended, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $60,000 for each monthly extension, on or prior to the date of the applicable deadline. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the rights and warrants included in the private units will expire and will be worthless.

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

Pursuant to the rules of the Nasdaq, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account) at the time at which we enter into a definitive business combination agreement, which we refer to as the 80% test. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or insiders. If we are no longer listed on the Nasdaq, we will not be required to satisfy the 80% test.

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, we would not need any of the public shares sold in connection with our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his, her or its shares of common stock be converted for a full pro rata portion of the amount then in the trust account ($10.90 per share as of December 31, 2023), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable.

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

Liquidation if No Business Combination

If we do not complete a business combination on or before April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

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

Amended and Restated Certificate of Incorporation, As Amended

Our amended and restated certificate of incorporation, as amended, contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation, as amended, relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation, as amended. Specifically, our amended and restated certificate of incorporation, as amended, provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote or vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and, assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the business combination;
●	if our initial business combination is not consummated on or before December 9, 2023 (or up until December 9, 2024 if our time to complete a business combination is extended as described therein) the closing of the IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Facilities

We currently maintain our principal executive offices at 200 Continental Drive, Suite 401, Newark, Delaware 19713. The rent for this space is $115 per month. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

The Company’s public shares are subject to redemption at the time of an initial business combination. Although the Company did not specify a maximum redemption threshold, its charter currently in effect provides that consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001. In connection with meetings of stockholders held by the Company on March 6, 2023 and November 28, 2023, respectively, 6,756,695 public shares and 2,180,738 public shares of the Company were redeemed at a price of $10.35 per share and $10.82 per share, respectively. These redemption events have lowered the amount of money available in our trust account and increased the risks that we may not be able to consummate an initial business combination.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until our liquidation before receiving distributions from the trust account.

Currently, we have until April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein) to consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, potentially at a loss.

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

Since the net proceeds of the IPO were used to complete our initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001 after the IPO and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination on or before April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein) of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of our initial business combination and we may have a longer period of time to complete such a business combination than we would if we were subject to such rule.

Our public stockholders will not be entitled to vote or redeem their shares in connection with our potential extensions.

If we anticipate that we may not be able to consummate our initial business combination on or before April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein), we may, by resolution of our Board of Directors if requested by our sponsor, further extend the period of time to consummate a business combination up to another eight (8) times by monthly extensions, as long as our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposits into the trust account $60,000 for each extension on or prior to the date of the applicable deadline. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote.

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

Our amended and restated certificate of incorporation, as amended, currently in effect, authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.001 per share. We may issue a substantial number of additional shares of common stock to complete our initial business combination. The issuance of additional shares of common stock:

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, we have previously issued notes and incurred debts, and may choose to continue incurring substantial debt to complete our business combination. However, the incurrence of debt could have a variety of negative effects, including:

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

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and Globalink has limited time to complete its initial business combination. If Globalink cannot complete its initial business combination by April 9, 2024 (or by December 9, 2024 if our time to complete a business combination is extended as described herein) because the review process drags on beyond such timeframe or because Globalink’s initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, Globalink may be required to liquidate. If Globalink liquidates, based on the trust account balance as of March 25, 2024, Globalink’s public stockholders may only receive approximately $11.00 per share, and the warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of the IPO, $967,578 is available to us initially outside the trust account to fund our working capital requirements. Especially since the underwriters’ over-allotment option was exercised in full, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. We have issued promissory notes with an aggregate value of approximately US$2.6 million to the private investor, Public Gold Marketing Sdn. Bhd., which are due upon the consummation of our initial business combination. We expect to continue issuing promissory notes or incurring debts as needed for working capital purposes. In such event, we would need to borrow funds from our insiders to operate or may be forced to liquidate. Our insiders are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination.

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

We may reimburse our insiders or any of their affiliates for out-of-pocket expenses incurred in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided that, to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. In addition, pursuant to our amended and restated certificate of incorporation as amended and currently in effect, and under applicable Delaware law, we may be required to indemnify our officers and directors in the event that any of them are sued in their capacity as an officer or director. We have also entered into agreements with our officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation and under Delaware law. In the event that we reimburse our insiders or any of their affiliates for out-of-pocket expenses prior to the consummation of a business combination or are required to indemnify any of our officers or directors pursuant to our amended and restated certificate of incorporation, Delaware law, or the indemnity agreements that we have entered into with our officers, we would use funds available to us outside of the trust account for our working capital requirements. Any reduction in the funds available to us could have a material adverse effect on our ability to locate and investigate prospective target businesses and to structure, negotiate, conduct due diligence in connection with or consummate our initial business combination.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination on or before April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein) or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement dated December 6, 2021, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

If we have not completed our initial business combination on or before April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

Pursuant to the Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to conduct an initial business combination with a target business that satisfies this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.15 per share. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

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

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our initial business combination. In the event that the business combination involves the issuance of our shares of stock as consideration, we may be required to issue a higher percentage of our shares of stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 36 months after the IPO, or until December 9, 2024, in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

Significant capital is required for our initial business combination. If the net proceeds of the IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or other reasons, we will be required to seek additional financing. We have issued promissory notes with an aggregate value of approximately US$2.6 million to the private investor, Public Gold Marketing Sdn. Bhd., which are due upon the consummation of our initial business combination, and we may be required to issue similar promissory notes or incur debts for our working capital needs. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our insiders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our insiders collectively beneficially own approximately 47.86% of our issued and outstanding shares of common stock. Our insiders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders have agreed to vote the shares of common stock owned by them after the IPO as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

Our Board of Directors is divided into three classes and, therefore, our insiders will continue to exert control over us until the closing of a business combination.

Our Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until after April 9, 2024 (or until after December 9, 2024 if our time to complete a business combination is extended as described herein). If there is an annual meeting, as a consequence of our “staggered” Board of Directors, fewer than half of the Board of Directors will be considered for election and our insiders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our insiders will continue to exert control at least until the consummation of our initial business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, as amended, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who were seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our trust account.

The requirement that we complete our initial business combination on or before April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein) may give potential target businesses leverage over us in negotiating our initial business combination.

We have until April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with and therefore you may be relying solely on the judgment of our Board of Directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with if it is an entity that is affiliated with any of our insiders. In all other instances, we will have no obligation to obtain an opinion. Under the Merger Agreement, we will only obtain a fairness opinion if both we and Alps agree to obtain one. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

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

On January 30, 2024, we entered into the Merger Agreement with Alps, a Malaysian company focusing on the provision of precise and preventive healthcare solutions. If we consummate our initial business combination with Alps or any other target company with operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

On January 30, 2024, we entered into the Merger Agreement with Alps, a Malaysian company focusing on the provision of precise and preventive healthcare solutions. If we effect our initial business combination with Alps or any other target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we consummate our initial business combination with a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws of the United States.

Provisions in our amended and restated certificate of incorporation, as amended and currently in effect, and Delaware law, may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation, as amended and currently in effect, contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board of Directors and the ability of the Board of Directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We may consummate a business combination with Alps under the Merger Agreement or with such other target business in any industry or geographic location (excluding China, Hong Kong and Macau) we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

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

In light of the involvement of our insiders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under ITEM 10 “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Alps, the target business which we intend to consummate our initial business combination with under the Merger Agreement, is not affiliated with any of our insiders, officers or directors. To the extent that we do not consummate our initial business combination with Alps, although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in ITEM 1 “Business — Acquisition Criteria” such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our insiders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

The shares beneficially owned by our insiders, including our officers and directors, will not participate in a redemption and, therefore, our insiders may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our insiders, including our sponsor, officers and directors, have waived their right to convert their insider shares and private shares in connection with a business combination and their redemption rights with respect to their insider shares and private shares if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our sponsor’s, directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

We offered our units at an offering price of $10.00 per unit and the amount in our trust account was $10.15 per public share, implying an initial value of $10.00 per public share. However, prior to the IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the insider shares, or approximately $0.009 per share. As a result, the value of the public shares may be significantly diluted upon the consummation of our initial business combination. For example, the following table shows the dilutive effect of the insider shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $24,643,218, which is the amount we would have for our initial business combination in the trust account after payment of $4,025,000 of deferred underwriting discounts, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of $4.10 per share upon consummation of our initial business combination, which would be a 59.0% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the IPO, assuming no value to the public warrants).

Public shares	2,562,567
Insider shares	2,875,000
Private shares	570,000
Total shares	6,007,567
Total funds in trust available for initial business combination (less deferred underwriting discounts)	$24,643,218
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$4.10

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

Our securities are listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. On October 16, 2023, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. On January 29, 2024, we submitted an application with Nasdaq for the transfer of our securities listed on the Nasdaq Global Market to Nasdaq Capital Market. On March 6, 2024, we received Nasdaq’s approval of our transfer application and starting from March 12, 2024, our securities started trading on the Nasdaq Capital Market. On March 6, 2024, we were notified by Nasdaq that we regained compliance with Nasdaq’s requirement of 300 public holders for continued listing on the Nasdaq Capital Market. Generally, we must maintain a minimum amount in market value of listed securities of $35 million and publicly held shares of $1 million, a minimum number of 500,000 publicly held shares, and a minimum number of 300 public stockholders in order to satisfy the continued listing standards of the Nasdaq Capital Market. We cannot assure you that we will be able to continue complying with all continued listing standards under the Nasdaq Listing Rules, and we cannot assure you that we will not receive similar or other deficiency notifications from Nasdaq in the future.

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

In the event that an investor’s shares of common stock is redeemed pursuant to the redemption provisions described in the IPO prospectus, the treatment of the transaction for U.S. federal income tax purposes will depend on whether the redemption qualifies as sale of the shares of common stock or is instead treated as a dividend. Whether a redemption qualifies for sale treatment will depend largely on the total number of shares of our stock treated as held by the investor (including any stock constructively owned by the investor as a result of owning rights or by attribution) relative to all of our shares outstanding both before and after the redemption. If the redemption does not qualify for sale treatment, all or a portion of such redemption could be treated as a taxable dividend to the extent of our current or accumulated earnings and profits for tax purposes (which include earnings for the entire year of such payment, including after such payment is made). Amounts treated as dividends to non-U.S. investors may be subject to withholding tax. Certain non-corporate U.S. investors may be eligible for reduced rates of taxation upon dividends. The rules regarding the tax treatment of such redemptions are complex and will depend on each investor’s own circumstances. Each investor should consult with its own tax advisors as to the tax consequences of a redemption.

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

On January 30, 2024, we entered into the Merger Agreement with Alps, a Malaysian company. It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

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

Our amended and restated certificate of incorporation, as amended and currently in effect, designates the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation, as amended and currently in effect, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the inclusion of such provision in our amended and restated certificate of incorporation will not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties. We currently maintain our principal executive offices at 200 Continental Drive, Suite 401, Newark, Delaware 19713. The rent for this space is $115 per month. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our securities trade on the Nasdaq Capital Market. Each of our units consists of one share of common stock, $0.001 par value, one right to acquire one-tenth (1/10) of one share of common stock and one warrant to purchase one half (1/2) of one share of common stock and, commencing on December 7, 2021, our units trade on Nasdaq under the symbol “GLLIU.” The common stock, rights and warrants underlying our units began trading separately on Nasdaq under the symbols “GLLI,” “GLLIR,” and “GLLIW,” respectively, on December 22, 2021.

Holders of Record

On March 22, 2024, there were two holders of record of our units, seven holders of record of shares of our common stock, one holder of record of our rights, and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

In connection with a special meeting of stockholders held by the Company on November 28, 2023, 2,180,738 shares of the Company’s common stock were redeemed at a price of $10.82 per share.

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

Overview

We were formed on March 24, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses in in North America, Europe, South East Asia, and Asia (excluding mainland China and the Hong Kong and Macau special administrative regions), in the medical technology and green energy industry. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We intend to complete the business acquisition in a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities.

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

Recent Developments

On March 6, 2023, the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation, allowing the Company to extend the Termination Date by up to two (2) three-months extensions, followed by three (3) one-month extensions, to December 9, 2023. To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental by the deadline applicable prior to the extension, $390,000 for each three-month extension and $130,000 for each one-month extension. In connection with the approval of the proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a business combination and a proposal to amend the Company’s investment management trust agreement, at the special meeting held on March 6, 2023, holders of 6,756,695 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

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

Through a total of five elections from March 2023 to December 2023, Globalink elected to extend the Termination Date to December 9, 2023 and deposited an aggregate of US$1.17 million into the trust account for its public stockholders. Globalink elected all of the five extensions permitted under the amended and restated certificate of incorporation of the Company, as first amended.

On October 16, 2023, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market.

On November 28, 2023, the stockholders of the Company approved a proposal to amend the Company’s amended and restated certificate of incorporation, allowing the Company to Extended Deadline from December 9, 2023 to up to December 9, 2024 through monthly extensions. To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental by the deadline applicable prior to the extension, $60,000 for each extension. On November 28, 2023, the stockholders of the Company also approved a proposal to amend the Company’s Trust Agreement, by and between the Company and Continental. In connection with the approval of the proposals presented at the special meeting held on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million.

As of the date of this report, the Company has extended the Termination Date four times under its current amended and restated certificate of incorporation, as amended (or nine times since the IPO), and has until April 9, 2024 to complete its initial business combination. The Company may continue to extend the Termination Date to up to December 9, 2024 through monthly extensions.

On January 29, 2024, we submitted an application with Nasdaq for the transfer of our securities listed on the Nasdaq Global Market to Nasdaq Capital Market.

On March 6, 2024, we received Nasdaq’s approval of our transfer application and on the same date, we were notified by Nasdaq that we regained compliance with Nasdaq’s requirement of 300 public holders for continued listing on the Nasdaq Capital Market.

Results of Operations

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the IPO and search for a prospective initial business combination target. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders.

For the year ended December 31, 2023, we had a net income of $1,320,324, all of which consisted of interest income on cash and investments held in the Company’s trust account of $3,090,407 and change in fair value of warrants liabilities of $4,389, partially offset by operating expenses incurred driven by general and administrative expenses of $991,868, provision for income tax of $529,505, accrual of Delaware franchise taxes of $183,956, $57,255 in interest expense, penalties on income tax of $11,888.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the trust account) and $562,896 of other costs. The $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of an initial business combination by April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended), subject to the terms of the underwriting agreement.

Following the closing of the IPO (including the Over-Allotment Units), $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the units in the IPO, Over-Allotment Units, and the private units was placed in a trust account established for the benefit of the Company’s public stockholders at JPMorgan Chase maintained by Continental, acting as trustee and was initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on August 9, 2023, we instructed Continental, as trustee of our trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”).

For the year ended December 31, 2023, cash used in operating activities was $1,402,478. Net income of $1,320,324 was affected by interest earned on cash and investments held in the trust account of $3,090,407 and change in fair value of warrants liabilities of $4,389. Changes in operating assets and liabilities provided by $371,994 of cash from operating activities.

For the year ended December 31, 2022, cash used in operating activities was $730,469. Net income of $224,242 was impacted by interest earned on investments held in the trust account of $1,683,870, change in fair value of warrant liabilities of $108,300. Changes in operating assets and liabilities provided $837,459 of cash from operating activities.

We had investments held in the trust account of $28,668,218 and $118,408,969 as of December 31, 2023 and 2022, respectively. Interest income on the balance in the trust account of $3.1 million for the year ended December 31, 2023 may be used by us to pay taxes. Through December 31, 2023, $539,788 was withdrawn from the trust account to pay for taxes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses or make other acquisitions.

We had $79,073 and $81,763 of cash held outside of the trust account as of December 31, 2023 and 2022, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the trust account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of December 31, 2023, there were no working capital loans outstanding.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023, September 29, 2023 and November 11, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. As of December 31, 2023, $390,000 of advance is reflected in “Due to Affiliate” on the consolidated balance sheet.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until April 9, 2024 to consummate a business combination, or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2024 (or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein). The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2023, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

As of December 31, 2023, the aggregate amounted owed in connection with the promissory notes was $1,757,255, which includes interest accrued as reflected on the consolidated balance sheet.

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

Critical Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. We have identified the following critical accounting policies:

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

In determining the fair value of the Private Placement Warrants assumptions related to exercise price, market price of the public stock, expected life and risk-free interest rate are utilized. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements as of December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

As of December 31, 2023, substantially all of the assets held in our trust account were held as cash.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments), the Company’s internal control over financial reporting related to our compliance control of timely tax return filings, and due to the revisions to our earnings per share for the period ended September 30, 2023, our disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 and 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Say Leong Lim	54	Chairman of the Board of Directors and Chief Executive Officer
Kelvin (Zeng Yenn) Chin	39	Chief Financial Officer and Director
Hong Shien Beh	37	Independent Director
Kian Huat Lai	57	Independent Director
Hui Liang Wong	41	Independent Director

Say Leong Lim has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception. Mr. Lim has been involved in numerous corporate and operation transactions, amongst other IPOs, RTOs, M&A deals, restructuring and rightsizing, funding, training, management and operational controls in Malaysia, Singapore, Indonesia, Hong Kong, Mainland China and Australia over the last 30 years. Since April 2023, Mr. Lim has served as the chief executive officer of Xtend Digital Sdn Bhd, a technology company based in Malaysia. Since June 2021, Mr. Lim has served as an independent director at LFE corporation Bhd, an engineering company in Malaysia. Since February 2019, Mr. Lim has served as the Independent Non-executive Director of Aurora Italia International Bhd, a public retail company in Malaysia. In May 2010, Mr. Lim co-founded Everise Concepts PLT and has since served as its advisor. Everise Concepts PLT is principally involved in the provision of corporate and business consultancy, real estate projects and the wholesale and distribution of fast-moving consumer goods via retail and online channels. From November 2020 to April 2022, Mr. Lim served as an independent director of Caely Holdings Bhd. Mr. Lim obtained his Chartered Management Accountant Degree in management accountancy from the Chartered Institute of Management Accountants (CIMA) United Kingdom in 1991 and was admitted as a Malaysian Institute of Accountants (MIA) in 1996. Mr. Lim obtained his Master of Business Administration from Heriot-Watt University in United Kingdom in 1997.

Kelvin (Zeng Yenn) Chin serves as a member of our Board of Directors and our Chief Financial Officer since March 2023. Mr. Chin has over 15 years of audit experience, including auditing of issuers seeking initial public offerings. Since September 2021, Mr. Chin has served as the Financial Controller at PG Mall Sdn Bhd., an e-commerce marketplace, responsible for overseeing financial related matters of the company. From September 2019 to August 2021, Mr. Chin served as the Disruptive Events Advisory Director at Deloitte Southeast Asia. He was an Operational Director with Herman Corporate Advisory Sdn Bhd, a Malaysian local boutique advisory firm from December 2017 to August 2019. From May 2016 to December 2017, he was an Audit Senior Manager with Deloitte Southeast Asia after serving as an Assurance Manager in PricewaterhouseCoopers Malaysia from January 2012 to April 2016. Mr. Kelvin (Zeng Yenn) Chin received his bachelor’s degree in business from Victoria University in 2007. He obtained his Certified Public Accountant (“CPA”) status in 2012 from CPA Australia and subsequently admitted as a member of the Malaysian Institute of Accountants in 2013.

Hong Shien Beh serves as an independent member of our Board of Directors. Mr. Beh is a legal professional with vast experience in various area of dispute resolution such as defamation, contract, arbitration, construction, planning appeals, commercial and stockholders disputes, industrial accidents, employment, family law, inheritance and estate disputes. Mr. Beh has been a partner at Messrs Y.C. Wong Advocates & Solicitors since May 2013. From August 2010 to April 2013, Mr. Beh served as an associate at Ismail, Khoo & Associates, a law firm. Mr. Beh received his Bachelor of Laws (LLB) degree from University of Northumbria, Newcastle United Kingdom in 2008.

Hui Liang Wong serves as an independent member of our Board of Directors. Ms. Wong has extensive experience in project management. Ms. Wong has served as an executive director at Seedset Sdn Bhd, a consulting company in Malaysia since May 2018. Ms. Wong has also served as an executive director at Avoras Malaysia Sdn Bhd, an IT service company since November 2020. Ms. Wong received her Bachelor of Information Technology (Management) degree from University of Malaya, Malaysia in 2006. Ms. Wong received her Foundation Certificate in IT Service Management in August 2007.

Kian Huat Lai serves as an independent member of our Board of Directors. Mr. Lai has been serving as an executive director at Ni Hsin Group Berhad (formerly known as Ni Hsin Resource Berhad), a public company in Malaysia since December 2020. From April 2018 to November 2020, Mr. Lai served as a non-independent and non-executive director at Classita Holdings Berhad (formerly known as Caely Holdings Berhad), a public company in Malaysia. From November 2017 to June 2018, Mr. Lai served as an independent and non-executive director at Ta Win Holding Berhad, a public company in Malaysia, and from February 2016 to July 2017, Mr. Lai served as an independent and non-executive director at Widad Group Berhad (formerly Ideal Jacobs (Malaysia) Corporation Berhad), a public company in Malaysia. Mr. Lai studied at Stamford College, Malaysia for General Certificate of education (GCE A Level) from 1985 to 1986. Mr. Lai received his degree in accountancy from the Association of International Accountants, United Kingdom in 1993.

Number, Terms of Office and Appointment of Officers and Directors

Our Board of Directors consists of five members, three of whom are deemed “independent” under SEC and Nasdaq rules. Our Board of Directors has been divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Kian Huat Lai, expired at our special meeting of stockholders held on November 28, 2023, in lieu of our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Hui Liang Wong and Hong Shien Beh, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Say Leong Lim and Kelvin (Zeng Yenn) Chin, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Financial Experts on Audit Committee

The audit committee is, and will at all times be, composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

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

Director Compensation

No director has received and will receive cash compensation for serving on our Board of Directors. On October 14, 2021, our Sponsor transferred 15,000 insider shares to Mr. Say Leong Lim, our chief executive officer, 10,000 insider shares to Mr. Cliff (Ming Hang) Chong, our former chief financial officer, and 5,000 insider shares to each of the independent directors, at their original purchase price. In November 2023, Mr. Cliff (Ming Hang) Chong transferred the 10,000 insider shares he owned to Mr. Kelvin (Zeng Yenn) Chin, our current Chief Financial Officer.

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

Compensation Recovery Policy

We have adopted a compensation recovery policy to provide for the recovery of erroneously-awarded incentive compensation, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, final SEC rules and applicable listing standards.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) April 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended as described herein). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Individual (1) (2)	Entity	Entity’s Business	Affiliation
Say Leong Lim	LFE Corporation Bhd	Engineering	Independent Director

	Aurora Italia International Bhd	Retail	Independent Director

	Everise Concepts PLT	Consultancy	Advisor
	Newgen PLT	Property	Advisor

Kelvin (Zeng Yenn) Chin	PG Mall Sdn Bhd	e-Commerce marketplace	Financial Controller

Kian Huat Lai	Ni Hsin Group Berhad	Investment Holding	Executive Director

Hui Liang Wong	Seedset Sdn Bhd	Consultancy	Executive Director
	Avoras Malaysia Sdn Bhd	IT Services	Executive Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.
(2)	Each individual listed has a fiduciary duty with respect to each of the listed entities opposite from his or her name.

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

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation, as amended and currently in effect, provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation, as amended and currently in effect, provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our amended and restated certificate of incorporation, as amended and currently in effect, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this Annual Report. We have entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Under a certain administrative services agreement with GL Sponsor LLC, we paid to GL Sponsor LLC a fee of $10,000 per month for providing us with office space and certain office and secretarial services from the closing of our IPO to September 30, 2023. On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company is not required to pay the sponsor $10,000 monthly starting from September 30, 2023. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 22, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares of common stock
Directors and Executive Officers: (1)
Say Leong Lim	15,000	*
Kelvin (Zeng Yenn) Chin	10,000	*
Hong Shien Beh	5,000	*
Kian Huat Lai	5,000	*
Hui Liang Wong	5,000	*
		*
All officers and directors as a group (5 individuals)	40,000	*

5% or Greater Beneficial Owners:
GL Sponsor LLC(3)	2,835,000	47.19%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 200 Continental Drive, Suite 401, Newark, Delaware 19713.

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding private rights and private warrants as such shares are not issuable within 60 days of the date of this Annual Report.
(3)	GL Sponsor LLC, our sponsor, is the record holder of the shares reported herein. GL Sponsor LLC is managed by Ng Yan Xun. Ng Yan Xun may be deemed to beneficially own the shares held by our sponsor by virtue of his control of our sponsor. Ng Yan Xun disclaims beneficial ownership of the shares held by our sponsor except to the extent of his pecuniary interest therein. The business address of our sponsor is 1180 Avenue of the Americas, 8th Floor, New York, NY.

Because of the ownership block held by our insiders, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the insider shares have been placed in escrow with Continental, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our sponsor has agreed that, commencing on the date of the IPO prospectus through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. As of December 31, 2023 and 2022, the balance of unpaid amount due to our sponsor was $217,000 and $127,000, respectively. On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company is not required to pay the sponsor $10,000 monthly starting from September 30, 2023. Such unpaid amount accrues without interest and will be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Company’s sponsor advanced $130,000 to the Company, for a total advance of $390,000. The $390,000 advance to fund trust extension deposits is reflected in “Due to related parties” on the consolidated balance sheets.

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd, a Malaysian private limited company, a related party, the sponsor or the underwriters, generating gross proceeds of $5,175,000, which is described in Note 4.

Simultaneously with the exercise of the over-allotment, the Company consummated a private sale of an additional 52,500 Private Placement Units to Public Gold Marketing Sdn. Bhd at a price of $10.00 per Private Placement Unit, generating additional gross proceeds of $525,000. Since the underwriters’ over-allotment was exercised in full, the sponsor did not forfeit any Founder Shares.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 10, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

GL Sponsor LLC, our sponsor, is the record holder of the shares reported herein. GL Sponsor LLC is managed by Ng Yan Xun. Ng Yan Xun may be deemed to beneficially own the shares held by our sponsor by virtue of his control of our sponsor. Ng Yan Xun disclaims beneficial ownership of the shares held by our sponsor except to the extent of his pecuniary interest therein.

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

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Friedman LLP, or Friedman (prior to Friedman combining with Marcum LLP effective September 1, 2022), and Marcum LLP, act as our independent registered public accounting firm. The following is a summary of fees paid to Friedman and Marcum for services rendered.

Audit Fees. For the years ended December 31, 2023 and 2022, fees were approximately $133,900 and $78,000, for the services performed in connection with our initial public offering, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2023 and 2022 consolidated financial statements included in this Annual Report.

Audit-Related Fees. For the years ended December 31, 2023 and 2022, Friedman (prior to Friedman combining with Marcum LLP effective September 1, 2022) and Marcum LLP did not render assurance and related services related to the services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Friedman (prior to Friedman combining with Marcum LLP effective September 1, 2022) and Marcum LLP for tax planning and tax advice during the years ended December 31, 2023 and 2022.

All Other Fees. For the years ended December 31, 2023 and 2022, Friedman (prior to Friedman combining with Marcum LLP effective September 1, 2022) and Marcum LLP did not render any services to us other than those set forth above.

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

(2)	Consolidated Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Annual Report.

(3)	Exhibits:

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1(5)	Merger Agreement dated January 30, 2024 by and among Alps Global Holding Berhad, Globalink Investment Inc. and certain other parties
3.1(2)	Certificate of Incorporation.
3.2(1)	Amended and Restated Certificate of Incorporation
3.3(3)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
3.4(4)	Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
3.4(2)	Bylaws
3.5(2)	Form of Amended and Restated Bylaws
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Common Stock Certificate
4.3(2)	Specimen of Right Certificate
4.4(1)	Rights Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company
4.5(2)	Specimen Warrant Certificate
4.6(1)	Warrant Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company
10.1(1)	Letter Agreements, dated December 6, 2021, by and between the Company and each of the Company’s officers, directors and initial stockholders
10.2*	Investment Management Trust Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as amended on March 6, 2023 and November 28, 2023
10.3(1)	Stock Escrow Agreement, dated December 6, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company
10.4(1)	Registration Rights Agreement, dated December 6, 2021, by and among the Company and the initial stockholders of the Company
10.5(1)	Subscription Agreement, dated December 6, 2021, by and between the Company and Public Gold Marketing Sdn. Bhd
10.6(1)	Indemnity Agreements, dated December 6, 2021, by and between the Company and each of the directors and officers of the Company
10.7(1)	Administrative Services Agreement, dated December 6, 2021, by and between the Company and GL Sponsor LLC
10.8(1)	Underwriting Agreement, dated December 6, 2021, by and between the Company and Chardan Capital Markets, LLC
10.9(5)	Form of Parent Support Agreement
10.10(5)	Form of Company Support Agreement
10.11(5)	Form of Subscription Agreement
10.12(5)	Form of Lock-up Agreement
10.13(5)	Form of Amended and Restated Rights Agreement
14(2)	Form of Code of Ethics
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1*	Compensation Recovery Policy
99.1(2)	Form of Audit Committee Charter
99.2(2)	Form of Compensation Committee Charter
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Document
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

(1) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 10, 2021.

(2) Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-261222), filed with the SEC on November 19, 2021.

(3) Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q (File No. 001-41122), filed with the SEC on May 18, 2023.

(4) Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-41122), filed with the SEC on December 4, 2023.

(5) Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-41122), filed with the SEC on January 31, 2024.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

GLOBALINK INVESTMENT INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Globalink Investment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globalink Investment Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities on or before April 9, 2024 or December 9, 2024 by making an additional monthly contribution to the trust account subject to the approval of the board of directors. The Company entered into a definitive merger agreement with a business combination target on January 30, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 9, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 9, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

Costa Mesa, CA

April 1, 2024

GLOBALINK INVESTMENT INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash in escrow account	$79,073	$81,763
Prepaid expenses – current	125,625	207,445
Total current assets	204,698	289,208
Cash and investments held in Trust Account	28,668,218	118,408,969
TOTAL ASSETS	$28,872,916	$118,698,177

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$142,093	$184,130
Franchise tax payable	200,000	236,365
Income tax payable	529,505	228,827
Promissory note – related party	1,757,255	—
Due to related parties	607,000	127,000
Excise tax liability	935,214	—
Total current liabilities	4,171,067	776,322
Deferred tax liability	—	79,358
Warrant liabilities	1,881	6,270
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	8,197,948	4,886,950

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 2,562,567 and 11,500,000 shares at redemption value at December 31, 2023 and 2022 of $10.90 and $10.25 per share, respectively	27,938,713	117,864,419

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at December 31, 2023 and 2022 (excluding 2,562,567 and 11,500,000 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(7,267,190)	(4,056,637)
Total Stockholders’ Deficit	(7,263,745)	(4,053,192)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$28,872,916	$118,698,177

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
OPERATING EXPENSES
General and administrative expenses	$991,868	$1,107,632
Franchise tax expense	183,956	152,111
Total operating expenses	(1,175,824)	(1,259,743)
OTHER INCOME (EXPENSE)
Income on cash and investments held in Trust Account	3,090,407	1,683,870
Penalties on income tax	(11,888)	—
Interest expense	(57,255)	—
Change in fair value of warrant liabilities	4,389	108,300
Total other income, net	3,025,653	1,792,170

Income before provision for income taxes	1,849,829	532,427
Provision for income taxes	(529,505)	(308,185)
NET INCOME	$1,320,324	$224,242

Weighted average shares outstanding Common stock – redeemable	5,755,364	11,500,000
Basic and diluted net income per share, Common stock – redeemable	0.38	0.04
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock – non-redeemable	$(0.25)	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	3,445,000	$3,445	$—	$(3,141,460)	$(3,138,015)

Remeasurement of common stock subject to redemption	—	—	—	(1,139,419)	(1,139,419)

Net income	—	—	—	224,242	224,242

Balance - December 31, 2022	3,445,000	3,445	—	(4,056,637)	(4,053,192)

Excise tax imposed on common stock redemptions	—	—	—	(935,214)	(935,214)

Remeasurement of common stock subject to redemption	—	—	—	(3,595,663)	(3,595,663)

Net income	—	—	—	1,320,324	1,320,324

Balance - December 31, 2023	3,445,000	$3,445	$—	$(7,267,190)	$(7,263,745)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,320,324	$224,242
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(3,090,407)	(1,683,870)
Change in fair value of warrant liabilities	(4,389)	(108,300)
Changes in operating assets and liabilities:
Prepaid expenses	81,820	212,583
Deferred tax liability	(79,358)	79,358
Due to related parties	90,000	120,000
Income tax payable	300,678	228,827
Interest expense accrual	57,255	—
Accounts payable	(42,036)	44,580
Franchise tax payable	(36,365)	152,111
Net cash used in operating activities	(1,402,478)	(730,469)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(1,230,000)	—
Cash withdrawn from Trust Account to pay tax obligations	539,788	—
Cash withdrawn from trust in connection with redemption of common stock	93,521,369	—
Net cash provided by investing activities	92,831,157	—

Cash Flows from Financing Activities:
Issuance of promissory notes – related party	1,700,000	—
Due to affiliate - advance	390,000	—
Redemption of common stock	(93,521,369)	—
Net cash used in financing activities	(91,431,369)	—

NET CHANGE IN CASH	(2,690)	(730,469)
CASH, BEGINNING OF PERIOD	81,763	812,232
CASH, END OF PERIOD	$79,073	$81,763

Supplementary cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$320,073	$—

Non-cash investing and financing activities:
Excise tax accrued for common stock redemptions	$935,214	$—
Remeasurement of Common stock subject to redemption	$3,595,663	$1,139,419

The accompanying notes are an integral part of the consolidated financial statements.

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd, a Malaysian private limited company, a related party, the sponsor or the underwriters, generating gross proceeds of $5,175,000, which is described in Note 4.

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

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “March 2023 Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental (the “Trust Amendment Proposal”). The Company will have the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company exercised the option for two three-month extensions and as a result the Company has deposited a total of $780,000, or $390,000 for each three-month extension, into the Trust Account and had until September 9, 2023 to complete its Business Combination, which was funded by a promissory note with Public Gold Marketing Sdn. Bhd. which has a current balance of $1,757,255. On September 9, 2023, October 4, 2023, and October 31, 2023, the Company deposited $130,000 each time into the Trust Account, representing $0.0275 per public share, which further extended the period of time it has to consummate its initial business combination to December 9, 2023 (“Combination Period”). The September 9, 2023, October 9, 2023 and November 1, 2023 payments were funded by the advance of $390,000 provided by an affiliate of GL Sponsor, LLC, the Company’s sponsor (the “sponsor”). The Company has exhausted the five extensions permitted under the Amended and Restated Certificate of Incorporation of the Company, as first amended. If the Company does not complete its Business Combination or exercise an additional extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Through a total of five elections from March 2023 to December 2023, Globalink elected to extend the Termination Date to December 9, 2023 and deposited an aggregate of US $1.17 million into the trust account for its public stockholders. Globalink elected all of the five extensions permitted under the amended and restated certificate of incorporation of the Company, as first amended.

On March 6, 2023, in connection with the approval of the proposals presented at the March 2023 Special Meeting which extended the time in which the Company must complete a Business Combination, holders of 6,756,695 of the Company’s shares of common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

On October 16, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The Notice states that the Company has 45 calendar days, or until November 30, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule. On January 29, 2024, the Company submitted an application to phase-down from The Nasdaq Global Market to The Nasdaq Capital Market. On March 6, 2024, the Company received a letter from the Nasdaq Listing Qualifications staff granting the Company’s request for transfer to The Nasdaq Capital Market. The Company’s securities will be transferred to The Nasdaq Capital Market at the opening of business on March 12, 2024. In connection with the approval of the phase-down application, the staff indicated that the Company’s deficiency with the Minimum Total Holders Rule was cured and the matter is closed.

On November 28, 2023, the Company held a special meeting of its stockholders (the “November 2023 Special Meeting”). At the November 2023 Special Meeting, the Company’s stockholders 1) approved an amendment of the Company’s amended and restated certificate of incorporation (the “Charter Amendment”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021, which was December 9, 2023 at the time of the November 2023 Special Meeting unless extended. The Charter Amendment allows the Company to extend the Termination Date by up to twelve (12) monthly extensions, to December 9, 2024 (each of which is referred to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension $60,000 for each monthly extension; 2) approved the proposal (the “Extension Amendment Proposal”) to amend Company’s amended and restated certificate of incorporation, as first amended, to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that was consummated on December 9, 2021, from December 9, 2023 to, if the Company elects to extend the date to consummate a business combination, for up to twelve times of monthly extensions, December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; 3) approved the proposal to amend the Company’s Trust Agreement with Continental (the “Trust Amendment Proposal”), pursuant to which the Company’s Trust Agreement with Continental be amended to extend the time for the Company to complete its initial business combination under the Trust Agreement from (x) December 9, 2023, to (y) up to December 9, 2024, if the Company elects to extend the date to consummate a business combination, for up to twelve times of monthly extensions, by depositing into the Trust Account $60,000 for each one-month extension from December 9, 2023 to December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; and 4) approved the proposal to re-elect Kian Huat Lai as Class I director of the Company, until the annual meeting of the Company to be held in 2026 or until his successor is appointed and qualified.

On November 28, 2023, the stockholders of the Company approved a proposal to amend the Company’s amended and restated certificate of incorporation, allowing the Company to Extended Deadline from December 9, 2023 to up to December 9, 2024 through monthly extensions. To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental by the deadline applicable prior to the extension, $60,000 for each extension. On November 28, 2023, the stockholders of the Company also approved a proposal to amend the Company’s Trust Agreement (as defined above), by and between the Company and Continental. In connection with the approval of the proposals presented at the special meeting held on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million.

As of the date of this report, the Company has extended the Termination Date seven times under its current amended and restated certificate of incorporation, as amended (or nine times since the IPO), and has until April 9, 2024 to complete its initial business combination. The Company may continue to extend the Termination Date to up to December 9, 2024 through monthly extensions.

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

On January 30, 2024, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among Alps Global Holding Berhad, a Malaysian company (“Alps”), GL Sponsor LLC and Dr. Tham Seng Kong, an individual. Pursuant to the terms of the Merger Agreement, a business combination between Globalink and Alps through the merger of a to be incorporated subsidiary of Globalink in the Cayman Islands (the “Merger Sub”) with and into Alps, with Alps surviving the merger (the “Surviving Company”) as a wholly-owned subsidiary of Globalink (the “Merger”, and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). After the date of the Merger Agreement and prior to the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), a company formed under the laws of the Cayman Islands will be incorporated (“Cayman Holdco”), whereupon it is envisaged that Alps will become a wholly owned subsidiary of the Cayman Holdco.

Risks and Uncertainties

The Company continues to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the wars in Ukraine and the surrounding region and between Israel and Hamas. The Company has concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on its financial position, results of operations and/or ability to complete an initial Business Combination, the Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s business and its ability to complete an initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $79,073 of cash which is available to meet working capital needs and a working capital deficit of approximately $3.97 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has up until December 9, 2024 to consummate a Business Combination if it elects to extend the Termination Date in accordance with its Amended and Restated Certificate of Incorporation as currently in effect. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Company’s sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Company’s sponsor, and potential subsequent dissolution as well as liquidity condition noted above raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 9, 2024.

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

Cash and cash held in escrow

The Company had $79,073 of cash and $81,763 and cash held in escrow on December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 the Company transferred the cash amount held in escrow to a newly opened bank account.

Cash and investments Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds. Assets held in money market funds were invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying consolidated statements of operations.

To mitigate the risk of being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on July 27, 2023, the Company instructed the Trustee of the Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the FDIC.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the FDIC coverage limit. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 or December 31, 2022. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2023. Interest and penalties related to the December 31, 2022 tax return of $11,888 was expensed on December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the charter amendment proposal presented at the March 2023 Special Meeting, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of $69,920,079. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million. Immediately following the payment of the redemptions, the Trust Account had a balance of approximately $27.73 million before the Extension Payment. As such, the Company has recorded a 1% excise tax liability in the amount of $935,214 on the consolidated balance sheets as of December 31, 2023. The liability does not impact the consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2023 and 2022, 2,562,567 and 11,500,000 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

On March 6, 2023, in connection with the approval of the extension amendment proposal and the trust amendment proposal presented at the March 2023 Special Meeting, holders of 6,756,695 of the Company’s shares of common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

On November 28, 2023, in connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the November 2023 Special Meeting, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million.

As of December 31, 2023 and 2022, the shares of common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

	Schedule of Subject to Possible Redemption
	Shares	Amount
Gross proceeds from the IPO	11,500,000	$115,000,000
Less:
Proceeds allocated to Public Warrants	-	(10,465,000)
Common stock issuance costs	-	(6,236,933)
Plus:
Remeasurement of carrying amount to redemption value	-	19,566,352
Common stock subject to possible redemption, December 31, 2022	11,500,000	117,864,419
Less:
Redemptions (paid in April and November 2023)	(8,937,433)	(93,521,369)
Plus:
Remeasurement of carrying value to redemption value	-	3,595,663
Common stock subject to possible redemption, December 31, 2023	2,562,567	$27,938,713

Net Income Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the two class method. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Any remeasurement of the accretion to redemption value of the shares of common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the years ended December 31, 2023 and 2022, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the years ended December 31, 2023 and 2022. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023	2022
Net income	$1,320,324	$224,242
Remeasurement of common stock subject to redemption	(3,595,663)	(1,139,419)
Net loss including remeasurement of common stock subject to redemption value	$(2,275,339)	$(915,177)

	For the Year Ended December 31,
	2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(1,423,357)	$(851,982)	$(704,218)	$(210,959)
Remeasurement of common stock subject to redemption	3,595,663	—	1,139,419	—
Allocation of net income (loss), as adjusted	$2,172,306	$(851,982)	$435,201	$(210,959)
Denominator:
Basic and diluted weighted average shares outstanding	5,755,364	3,445,000	11,500,000	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.38	$(0.25)	$0.04	$(0.06)

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2023 and 2022, there were no Working Capital Loans outstanding.

The Company entered into promissory notes with Public Gold Marketing Sdn. Bhd., which is considered a related party due to a familial relationship between the Sponsor and a 95% shareholder of Public Gold Marketing Sdn. Bhd. The promissory notes bear an interest of 6% per annum and repayable upon consummation of an initial Business Combination (Note 7).

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay its sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of its initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of December 31, 2023 and 2022, $217,000 and $127,000 respectively, had been accrued under this arrangement and shown under “Due to related parties” in the accompanying consolidated balance sheets.

On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company will no longer be required to pay the sponsor $10,000 monthly.

Advances

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Company’s sponsor advanced $130,000 to the Company, for a total advance of $390,000. The $390,000 advance to fund trust extension deposits is reflected in “Due to related parties” on the consolidated balance sheets.

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

Note 7 — Promissory Notes – Related Party

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2023, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

For the year ended December 31, 2023, the notes have incurred $57,255 of interest and is reflected in the promissory note balance on the consolidated balance sheets and on the consolidated statement of operations in other income (expense), respectively. As of December 31, 2023, the total of the promissory notes are reflected on the consolidated balance sheets as $1,757,255.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2023 and 2022, there were 3,445,000 (excluding 2,562,567 and 11,500,000 shares of common stock subject to possible redemption, respectively) shares of common stock issued and outstanding.

Warrants:

As of December 31, 2023 and 2022, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

Note 9. Income Tax

The Company’s net deferred tax liabilities are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Startup Costs	$362,533	$162,545
Accrued interest on investments held in Trust Account	—	(79,358)
Total deferred tax assets	362,533	83,187
Valuation allowance	(362,533)	(162,545)
Deferred tax asset (liabilities), net of allowance	$—	$(79,358)

The income tax provision for the years ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$608,864	$228,827
Deferred	(279,347)	(54,721)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	199,988	134,079
Income tax provision	$529,505	$308,185

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2023 and 2022, the valuation allowance was $199,988 and $134,079, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Delaware franchise tax penalties	0.12%	0.78%
Change in fair value of warrants	(0.05)%	(4.27)%
Business combination expenses	1.10%	15.19%
Broken Deal	(4.37)%	—%
Change in valuation allowance	10.81%	25.18%
Income tax provision expense	28.61%	57.88%

The Company’s effective tax rate was 28.61% and 57.88% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2023 and 2022, primarily due to changes in the fair value in warrant liabilities, valuation allowance on the deferred tax assets, non-deductible M&A costs, income tax penalties, and failed deal costs that are fully deductible.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10 — Fair Value Measurements

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

As of December 31, 2022, the assets held in the Trust Account were held in money market funds invested in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account were classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

December 31, 2023

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	$1,881

December 31, 2022

Assets:
Money market funds invested in U.S. Treasury Securities	1	$118,408,969	—	—

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	6,270

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of December 31, 2023 and 2022, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

	As of December 31, 2023	As of December 31, 2022
Exercise price	$5.75	$5.75
Market price of public stock	$5.42	$5.10
Term (years)	0.95	0.8
Volatility	immaterial %	6.9%
Risk-free rate	4.99%	4.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities for the three and nine months ended December 31, 2023 and 2022:

Private Placement Warrants
Fair value as of January 1, 2023	$6,270
Change in valuation inputs or other assumptions	(4,389)
Fair value as of December 31, 2023	$1,881

Private Placement Warrants
Fair value as of January 1, 2022	$114,570
Change in valuation inputs or other assumptions	(108,300)
Fair value as of December 31, 2022	$6,270

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the consolidated financial statements.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd for an amount of $250,000 for the purpose of working capital.

On January 5, 2024, Globalink elected to extend the Termination Date by another month until February 9, 2024, and deposited an aggregate $60,000 into the trust account of the Company for its public stockholders. The extension is the seventh extension since the consummation of the Company’s initial public offering on December 9, 2021, and the second of up to twelve extensions permitted under the Amended and Restated Certificate of Incorporation of the Company, as amended and currently in effect.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd for an amount of $300,000 for the purpose of working capital.

On January 30, 2024, the Company entered into a Merger Agreement by and among Alps, GL Sponsor LLC and Dr. Tham Seng Kong, an individual. Pursuant to the terms of the Merger Agreement, a business combination between Globalink and Alps through the merger of a Merger Sub with and into Alps, with the Surviving Company as a wholly-owned subsidiary of Globalink (the “Merger”, and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). After the date of the Merger Agreement and prior to the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), a company formed under the laws of the Cayman Islands will be incorporated (“Cayman Holdco”), whereupon it is envisaged that Alps will become a wholly owned subsidiary of the Cayman Holdco.

On February 6, 2024, Globalink elected to extend the Termination Date by another month until March 9, 2024, and deposited an aggregate $60,000 into the trust account of the Company for its public stockholders. The extension is the eighth extension since the consummation of the Company’s initial public offering on December 9, 2021, and the third of up to twelve extensions permitted under the Amended and Restated Certificate of Incorporation of the Company, as amended and currently in effect.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd for an amount of $300,000 for the purpose of working capital.

On March 6, 2024, Globalink elected to extend the Termination Date by another month until April 9, 2024, and deposited an aggregate $60,000 into the trust account of the Company for its public stockholders. The extension is the ninth extension since the consummation of the Company’s initial public offering on December 9, 2021, and the fourth of up to twelve extensions permitted under the Amended and Restated Certificate of Incorporation of the Company, as amended and currently in effect.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Dated: April 1, 2024	By:	/s/ Say Leong Lim
Say Leong Lim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2024.

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

64