Form 10-Q
period 2024-03-31
GLOBALINK INVESTMENT INC.
filed 2024-05-15
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

+6012 405 0015

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

As of May 15, 2024, there were 6,007,567 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,878	$79,073
Prepaid expenses	135,280	125,625
Total current assets	142,158	204,698
Cash held in Trust Account	29,047,273	28,668,218
TOTAL ASSETS	$29,189,431	$28,872,916

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$15,431	$142,093
Franchise tax payable	50,000	200,000
Income tax payable	602,796	529,505
Promissory note – related party	2,640,649	1,757,255
Due to related parties	607,000	607,000
Excise tax liability	935,214	935,214
Total current liabilities	4,851,090	4,171,067
Warrant liabilities	13,680	1,881
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	8,889,770	8,197,948

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 2,562,567 shares at redemption value at March 31, 2024 and December 31, 2023 of $11.08 and $10.90 per share, respectively	28,394,477	27,938,713

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at March 31, 2024 and December 31, 2023 (excluding 2,562,567 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(8,098,261)	(7,267,190)
Total Stockholders’ Deficit	(8,094,816)	(7,263,745)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$29,189,431	$28,872,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
OPERATING EXPENSES
General and administrative expenses	$603,471	$271,537
(Reversal) provision for franchise tax expense	(6,338)	50,000
Total operating expenses	(597,133)	(321,537)
OTHER INCOME (EXPENSE)
Income on cash and investments held in Trust Account	342,667	1,257,477
Penalties on franchise tax	(2,356)	—
Interest expense	(33,395)	—
Change in fair value of warrant liabilities	(11,799)	570
Total other income, net	295,117	1,258,047

(Loss) income before provision for income taxes	(302,016)	936,510
Provision for income taxes	(73,291)	(253,571)
NET (LOSS) INCOME	$(375,307)	$682,939

Weighted average shares outstanding Common stock – redeemable	2,562,567	9,623,140
Basic and diluted net income per share, Common stock – redeemable	0.04	0.09
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock – non-redeemable	$(0.14)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	3,445,000	$3,445	$(7,267,190)	$(7,263,745)
Remeasurement of common stock subject to redemption	—	—	(455,764)	(455,764)
Net loss	—	—	(375,307)	(375,307)
Balance - March 31, 2024	3,445,000	$3,445	$(8,098,261)	$(8,094,816)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2022	3,445,000	$3,445	$(4,056,637)	$(4,053,192)
Remeasurement of shares subject to possible redemption	—	—	(1,343,926)	(1,343,926)
Excise tax imposed on common stock redemptions	—	—	(699,209)	(699,209)
Net income	—	—	682,939	682,939
Balance, March 31, 2023	3,445,000	$3,445	$(5,416,833)	$(5,413,388)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(375,307)	$682,939
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(342,667)	(1,257,477)
Change in fair value of warrant liabilities	11,799	(570)
Changes in operating assets and liabilities:
Prepaid expenses	(9,655)	58,499
Deferred tax liability	—	(79,358)
Due to related parties	—	30,000
Income tax payable	73,291	332,929
Interest expense accrual	33,395	—
Accounts payable	(126,663)	103,419
Franchise tax payable	(150,000)	50,000
Net cash used in operating activities	(885,807)	(79,619)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(180,000)	(390,000)
Cash withdrawn from Trust Account to pay tax obligations	143,612	19,365
Net cash used in investing activities	(36,388)	(370,635)

Cash Flows from Financing Activities:
Issuance of promissory notes – related party	850,000	390,000
Net cash provided by financing activities	850,000	390,000

NET CHANGE IN CASH	(72,195)	(60,254)
CASH, BEGINNING OF PERIOD	79,073	81,763
CASH, END OF PERIOD	$6,878	$21,509

Supplementary cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Excise tax accrued for common stock redemptions	$—	$699,209
Remeasurement of Common stock subject to redemption	$455,764	$1,343,926
Reclassification of redeemable Common stock to redeemed stock payable	$—	$69,920,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd., a Malaysian private limited company, a related party generating gross proceeds of $5,175,000, which is described in Note 4.

Additionally with the closing of the IPO, the Company granted the underwriters a 45-day option to purchase up to 1,500,000 Units to cover over-allotment. On December 13, 2021, the underwriters fully exercised the option and purchased 1,500,000 additional Units (the “Over-allotment Units”), generating additional gross proceeds of $15,000,000.

Simultaneously with the exercise of the over-allotment, the Company consummated a private sale of an additional 52,500 Private Placement Units to Public Gold Marketing Sdn. Bhd. at a price of $10.00 per Private Placement Unit, generating additional gross proceeds of $525,000. Since the underwriters’ over-allotment was exercised in full, the sponsor did not forfeit any Founder Shares (as defined in Note 5).

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

Following the closing of the IPO, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units were placed in a trust account (“Trust Account”) and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act.

To mitigate the risk of being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), in July 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee of the Trust Account (the “Trustee” or “Continental”), to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”).

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

All of the Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (as amended and restated and may be further amended and restated from time to time, the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require the Public Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants and rights), the initial carrying value of common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the consolidated balance sheets until such date that a redemption event takes place.

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

Through a total of five elections from March 2023 to December 2023, Globalink elected to extend the Termination Date (as defined below) to December 9, 2023 and deposited an aggregate of US$1.17 million into the trust account for its public stockholders. Globalink elected all of the five extensions permitted under the Certificate of Incorporation.

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

On October 16, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. The Notice stated that the Company had 45 calendar days, or until November 30, 2023, to submit a plan to regain compliance with the Minimum Total Holders Rule. On January 29, 2024, the Company submitted an application to phase-down from The Nasdaq Global Market to The Nasdaq Capital Market. On March 6, 2024, the Company received a letter from the Nasdaq Listing Qualifications staff granting the Company’s request for transfer to The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market at the opening of business on March 12, 2024. In connection with the approval of the phase-down application, the staff indicated that the Company’s deficiency with the Minimum Total Holders Rule was cured and the matter was closed.

On November 28, 2023, the Company held a special meeting of its stockholders (the “November 2023 Special Meeting”). At the November 2023 Special Meeting, the Company’s stockholders 1) approved an amendment of the Company’s Certificate of Incorporation (the “Charter Amendment”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021, which was December 9, 2023 at the time of the November 2023 Special Meeting unless extended. The Charter Amendment allows the Company to extend the Termination Date by up to twelve (12) monthly extensions, to December 9, 2024 (each of which is referred to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to such Extension $60,000 for each monthly Extension; 2) approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that was consummated on December 9, 2021, from December 9, 2023 to, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; 3) approved the proposal to amend the Company’s Trust Agreement with Continental (the “Trust Amendment Proposal”), pursuant to which the Company’s Trust Agreement with Continental be amended to extend the time for the Company to complete its initial business combination under the Trust Agreement from (x) December 9, 2023, to (y) up to December 9, 2024, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, by depositing into the Trust Account $60,000 for each one-month Extension from December 9, 2023 to December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; and 4) approved the proposal to re-elect Kian Huat Lai as Class I director of the Company, until the annual meeting of the Company to be held in 2026 or until his successor is appointed and qualified.

On November 28, 2023, the stockholders of the Company approved a proposal to amend the Company’s Certificate of Incorporation, allowing the Company to the Extended Deadline from December 9, 2023 to up to December 9, 2024 through monthly Extensions. To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s trust account with Continental by the deadline applicable prior to such Extension, $60,000 for each Extension. On November 28, 2023, the stockholders of the Company also approved a proposal to amend the Company’s Trust Agreement (as defined above), by and between the Company and Continental. In connection with the approval of the proposals presented at the special meeting held on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million.

As of the date of this report, the Company has extended the Termination Date six times under its Certificate of Incorporation, as amended (or eleven times since the IPO), and has until June 9, 2024 to complete its initial business combination. The Company may continue to extend the Termination Date to up to December 9, 2024 through monthly Extensions.

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

Business Combination

On August 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Tomorrow Crypto Group Inc., a Nevada corporation (“Tomorrow Crypto”), Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Globalink (“Merger Sub”), GL Sponsor LLC, a Delaware limited liability company.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $6,878 of cash available to meet working capital needs and a working capital deficit of approximately $4.71 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until June 9, 2024 to consummate a business combination, or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2024 (or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein). The Company intends to complete a business combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 2, 2024. The interim results for the three months ended March 31, 2024 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash Held in Trust Account

As of March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in cash.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024. The Company’s effective tax rate was (24.27)% and 27.08% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, primarily due to changes in the fair value in warrant liabilities, valuation allowance on the deferred tax assets and non-deductible M&A costs.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 or December 31, 2023. No amounts were paid for interest and penalties for the three months ended March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the charter amendment proposal presented at the March 2023 Special Meeting, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69.92 million. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million. Immediately following the payment of the redemptions, the Trust Account had a balance of approximately $27.73 million before the Extension Payment. As such, the Company has recorded a 1% excise tax liability in the amount of $935,214 on the unaudited condensed consolidated balance sheets as of March 31, 2024. The liability does not impact the consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Franchise Tax

The Company calculates Franchise Tax liability on a quarterly basis using the estimate calculator on the Delaware Franchise Tax website. At December 31, 2023, the Company had over accrued the amount due by approximately $56,000 and made an adjustment in the period ended March 31, 2024 to true up the amount due.

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2024 and December 31, 2023, 2,562,567 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the shares of common stock subject to possible redemption reflected in the unaudited condensed consolidated balance sheets is reconciled in the following table:

	Schedule of Common Stock Subject to Possible Redemption
	Shares	Amount
Common stock subject to possible redemption, December 31, 2022	11,500,000	117,864,419
Less:
Redemptions (paid in April and November 2023)	(8,937,433)	(93,521,369)
Plus:
Remeasurement of carrying value to redemption value	-	3,595,663
Common stock subject to possible redemption, December 31, 2023	2,562,567	27,938,713
Plus:
Remeasurement of carrying value to redemption value	-	455,764
Common stock subject to possible redemption, March 31, 2024	2,562,567	$28,394,477

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

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the periods ended March 31, 2024 and 2023, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for the periods ended March 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the periods ended March 31, 2024 and 2023. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Net (loss) income	$(375,307)	$682,939
Remeasurement of common stock subject to redemption	(455,764)	(1,343,926)
Net loss including remeasurement of common stock subject to redemption value	$(831,071)	$(660,987)

	For the Three Months Ended March 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(354,499)	$(476,572)	$(486,739)	$(174,248)
Remeasurement of common stock subject to redemption	455,764	—	1,343,926	—
Allocation of net income (loss), as adjusted	$101,265	$(476,572)	$857,187	$(174,248)
Denominator:
Basic and diluted weighted average shares outstanding	2,562,567	3,445,000	9,623,140	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.04	$(0.14)	$0.09	$(0.05)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

The Company entered into promissory notes with Public Gold Marketing Sdn. Bhd., which is considered a related party due to a familial relationship between the controlling member of the sponsor and a 95% shareholder of Public Gold Marketing Sdn. Bhd. The promissory notes bear an interest of 6% per annum and repayable upon consummation of an initial Business Combination (Note 7).

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay its sponsor a total of $10,000 per month for office space, administrative and support services. On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company will no longer be required to pay the sponsor $10,000 monthly. As of March 31, 2024 and December 31, 2023, $217,000 had been accrued under this arrangement and shown under “Due to related parties” in the accompanying consolidated balance sheets.

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

Note 7 — Promissory Notes – Related Party

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

For the three months ended March 31, 2024 and 2023, the notes have incurred $33,395 and $0 of interest and is reflected in the promissory note balance on the consolidated balance sheets and on the consolidated statement of operations in other income (expense), respectively. As of March 31, 2024 and December 31, 2023, the total of the promissory notes are reflected on the consolidated balance sheets as $2,640,649 and $1,757,255, respectively.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2024 and December 31, 2023, there were 3,445,000 (excluding 2,562,567 shares of common stock subject to possible redemption) shares of common stock issued and outstanding.

Warrants:

As of March 31, 2024 and December 31, 2023, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

 The Private Placement Warrants are substantially in the same form as the Public Warrants, except they (i) will be exercisable either for cash or on a cashless basis at the holder’s option pursuant and (ii) will not be redeemable by the Company, in either case as long as the Private Placement Warrants are held by the initial purchasers or any of their permitted transferees (as prescribed in the Subscription Agreement, dated December 6, 2021, by and between the Company and Public Gold Marketing Sdn. Bhd.). Once a Private Placement Warrant is transferred to a holder other than a permitted transferee, it shall be treated as a Public Warrant for all purposes. Due to these terms the Private Warrants are required to be liability classified.

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth of a share underlying each Public Right upon consummation of the Business Combination.

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

As of March 31, 2024 and December 31, 2023 the assets held in the Trust Account were held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

March 31, 2024

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	$13,680

December 31, 2023

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	1,881

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of March 31, 2024 and December 31, 2023, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

	As of March 31, 2024	As of December 31, 2023
Exercise price	$5.75	$5.75
Market price of public stock	$5.47	$5.42
Term (years)	2.13	0.95
Volatility	Immaterial	immaterial
Risk-free rate	4.51%	4.99%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2024 and 2023:

Private Placement Warrants
Fair value as of January 1, 2024	$1,881
Change in valuation inputs or other assumptions	11,799
Fair value as of March 31, 2024	$13,680

Private Placement Warrants
Fair value as of January 1, 2023	$6,270
Change in valuation inputs or other assumptions	(570)
Fair value as of March 31, 2023	$5,700

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

On April 3, 2024, Globalink Merger Sub (Cayman), was incorporated as a wholly-owned subsidiary of Globalink.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination.

On April 9, 2024, the Company deposited an aggregate of $60,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from April 9, 2024 to May 9, 2024. This extension is the tenth extension since the consummation of the Company’s initial public offering on December 9, 2021, and the fifth of up to twelve extensions permitted under the Certificate of Incorporation currently in effect.

On May 4, 2024, the Company deposited an aggregate of $60,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from May 9, 2024 to June 9, 2024. This extension is the eleventh extension since the consummation of the Company’s initial public offering on December 9, 2021, and the sixth of up to twelve extensions permitted under the Certificate of Incorporation currently in effect.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s latest annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

As of the date of this report, the Company has extended the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021 (the “Termination Date”) six times under its current amended and restated certificate of incorporation, as amended (or eleven times since the IPO), and has until June 9, 2024 to complete its initial business combination. The Company may continue to extend the Termination Date to up to December 9, 2024 through monthly extensions.

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

Results of Operations

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and the Company’s initial public offering (the “IPO”) and search for a prospective initial business combination target. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the three months ended March 31, 2024, we had a net loss of $375,307, all of which consisted of operating expenses incurred driven by general and administrative expenses of $603,471, provision for income tax of $73,291, $33,395 in interest expense, penalties on franchise tax of $2,356 and change in fair value of warrants liabilities of $11,799, partially offset by reversal of Delaware franchise taxes of $6,338 as a result of a prior year true up and interest income on cash held in the Trust Account of $342,667.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the Trust Account) and $562,896 of other costs. The $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of an initial business combination by June 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended), subject to the terms of the underwriting agreement.

Following the closing of the IPO (including the Over-Allotment Units), $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the units in the IPO (including the Over-Allotment Units), and the private units was placed in the Trust Account and was initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on August 9, 2023, we instructed Continental Stock Transfer & Trust Company, as trustee of our Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”).

For the three months ended March 31, 2024, cash used in operating activities was $885,807. Net loss of $375,307 was affected by interest earned on cash held in the Trust Account of $342,667 and change in fair value of warrants liabilities of $11,799. Changes in operating assets and liabilities used $179,632 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $79,619. Net income of $682,939 was affected by interest earned on investments held in the Trust Account of $1,257,477 and change in fair value of warrants liabilities of $570. Changes in operating assets and liabilities used $495,489 of cash for operating activities.

We had cash held in the Trust Account of $29,047,273 and $28,668,218 as of March 31, 2024 and December 31, 2023, respectively. Interest income on the balance in the Trust Account of $342,667 for the three months ended March 31, 2024 may be used by us to pay taxes. For the three months ended March 31, 2024, $143,612 was withdrawn from the Trust Account to pay for taxes.

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

We had $6,878 and $79,073 of cash held outside of the Trust Account as of March 31, 2024 and December 31, 2023, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of March 31, 2024, there were no working capital loans outstanding.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. As of March 31, 2024, $390,000 of advance is reflected in “Due to Affiliate” on the consolidated balance sheet.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until June 9, 2024 to consummate a business combination, or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2024 (or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein). The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

As of March 31, 2024, the aggregate amounted owed in connection with the promissory notes was $2,640,649, which includes interest accrued as reflected on the consolidated balance sheet.

Jumpstart Our Business Starups Act of 2012 (the “JOBS Act”)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements as of March 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments), the Company’s internal control over financial reporting related to our compliance control of timely tax return filings, and due to the revisions to our earnings per share, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 2, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form S-1, exhibit 3.1 filed with the Securities and Exchange Commission on November 19, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to our Form 8-K, exhibit 3.1, filed with the Securities and Exchange Commission on December 10, 2021)
3.3	First Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2023)
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-41122), filed with the SEC on December 4, 2023)
3.5	Bylaws (incorporated by reference to our Form S-1, exhibit 3.3 filed with the Securities and Exchange Commission on November 19, 2021)
3.6	Form of Amended and Restated Bylaws. (incorporated by reference to our Form S-1, exhibit 3.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to our Form S-1, exhibit 4.1 filed with the Securities and Exchange Commission on November 19, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to our Form S-1, exhibit 4.2 filed with the Securities and Exchange Commission on November 19, 2021)
4.3	Specimen of Right Certificate (incorporated by reference to our Form S-1, exhibit 4.3 filed with the Securities and Exchange Commission on November 19, 2021)
4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.5	Specimen Warrant Certificate (incorporated by reference to our Form S-1, exhibit 4.5 filed with the Securities and Exchange Commission on November 19, 2021)
4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.6 filed with the Securities and Exchange Commission on November 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Date: May 15, 2024	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Kelvin Chin
	Name:	Kelvin Chin
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

