Form 10-Q
period 2024-06-30
GLOBALINK INVESTMENT INC.
filed 2024-08-13
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 6,007,567 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$143,153	$79,073
Prepaid expenses	139,989	125,625
Total current assets	283,142	204,698
Cash held in Trust Account	29,281,763	28,668,218
TOTAL ASSETS	$29,564,905	$28,872,916

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$56,001	$142,093
Franchise tax payable	100,000	200,000
Income tax payable	346,462	529,505
Promissory note – related party	3,384,252	1,757,255
Due to related parties	607,000	607,000
Excise tax liability	935,214	935,214
Total current liabilities	5,428,929	4,171,067
Warrant liabilities	28,500	1,881
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	9,482,429	8,197,948

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 2,562,567 shares at redemption value at June 30, 2024 and December 31, 2023 of $11.25 and $10.90 per share, respectively	28,835,301	27,938,713

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at June 30, 2024 and December 31, 2023 (excluding 2,562,567 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(8,756,270)	(7,267,190)
Total Stockholders’ Deficit	(8,752,825)	(7,263,745)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$29,564,905	$28,872,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative expenses	$419,611	$197,410	$1,023,082	$468,947
Provision for franchise tax expense	50,000	33,956	43,662	83,956
Total operating expenses	(469,611)	(231,366)	(1,066,744)	(552,903)

OTHER INCOME
Income on cash and investments held in Trust Account	344,645	671,639	687,312	1,929,116
Penalties on franchise tax	—	—	(2,356)	—
Interest expense	(43,602)	—	(76,997)	—
Change in fair value of warrant liabilities	(14,820)	(6,840)	(26,619)	(6,270)
Total other income, net	286,223	664,799	581,340	1,922,846

(Loss) income before provision for income taxes	(183,388)	433,433	(485,404)	1,369,943
Provision for income taxes	(33,797)	(145,801)	(107,088)	(399,372)
NET (LOSS) INCOME	$(217,185)	$287,632	$(592,492)	$970,571

Weighted average shares outstanding Common stock – redeemable	2,562,567	4,743,305	2,562,567	7,169,742
Basic and diluted net income per share, Common stock – redeemable	$0.06	$0.11	$0.10	$0.19
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock – non-redeemable	$(0.11)	$(0.07)	$(0.25)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	3,445,000	$3,445	$(7,267,190)	$(7,263,745)
Remeasurement of common stock subject to redemption	—	—	(455,764)	(455,764)
Net loss	—	—	(375,307)	(375,307)
Balance – March 31, 2024	3,445,000	$3,445	$(8,098,261)	$(8,094,816)
Remeasurement of common stock subject to redemption	—	—	(440,824)	(440,824)
Net loss	—	—	(217,185)	(217,185)
Balance - June 30, 2024	3,445,000	$3,445	$(8,756,270)	$(8,752,825)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit

Balance, December 31, 2022	3,445,000	$3,445	$(4,056,637)	$(4,053,192)
Remeasurement of shares subject to possible redemption	—	—	(1,343,926)	(1,343,926)
Excise tax imposed on common stock redemptions	—	—	(699,209)	(699,209)
Net income	—	—	682,939	682,939
Balance, March 31, 2023	3,445,000	$3,445	$(5,416,833)	$(5,413,388)
Remeasurement of shares subject to possible redemption	—	—	(882,468)	(882,468)
Net income	—	—	287,632	287,632
Balance, June 30, 2023	3,445,000	$3,445	$(6,011,669)	$(6,008,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(592,492)	$970,571
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(687,312)	(1,929,116)
Change in fair value of warrant liabilities	26,619	6,270
Changes in operating assets and liabilities:
Prepaid expenses	(14,364)	72,715
Deferred tax liability	—	(79,358)
Due to related parties	—	60,000
Income tax payable	(183,043)	158,657
Interest expense accrual	76,997	—
Accounts payable	(86,093)	(162,642)
Franchise tax payable	(100,000)	(136,365)
Net cash used in operating activities	(1,559,688)	(1,039,268)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(360,000)	(780,000)
Cash withdrawn from Trust Account in connection with redemption of common stock	—	69,920,879
Cash withdrawn from Trust Account to pay tax obligations	433,768	539,788
Net cash provided by investing activities	73,768	69,680,667

Cash Flows from Financing Activities:
Proceeds from promissory note	1,550,000	1,353,111
Common stock redemption	—	(69,920,879)
Net cash provided by (used in) financing activities	1,550,000	(68,567,768)

NET CHANGE IN CASH	64,080	73,631
CASH, BEGINNING OF PERIOD	79,073	81,763
CASH, END OF PERIOD	$143,153	$155,394

Supplementary cash flow information:
Interest paid	$—	$—
Cash paid for income taxes	$290,131	$320,173

Non-cash investing and financing activities:
Excise tax accrued for common stock redemptions	$—	$699,209
Remeasurement of Common stock subject to redemption	$896,588	$2,226,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “March 2023 Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental (the “Trust Amendment Proposal”). The Company had the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company exercised the option for two three-month extensions and as a result the Company has deposited a total of $780,000, or $390,000 for each three-month extension, into the Trust Account and had until September 9, 2023 to complete its Business Combination, which was funded by a promissory note with Public Gold Marketing Sdn. Bhd. which has a current balance of $3,384,252. On September 9, 2023, October 4, 2023, and October 31, 2023, the Company deposited $130,000 each time into the Trust Account, representing $0.0275 per public share, which further extended the period of time it has to consummate its initial business combination to December 9, 2023 (“Combination Period”). The September 9, 2023, October 9, 2023 and November 1, 2023 payments were funded by the advance of $390,000 provided by an affiliate of GL Sponsor, LLC, the Company’s sponsor (the “sponsor”).

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

On April 3, 2024, Globalink Merger Sub (Cayman), was incorporated in the Cayman Islands as a wholly-owned subsidiary of Globalink.

As of the date of this report, the Company has extended the Termination Date eight times under its Certificate of Incorporation, as amended (or fourteen times since the IPO), and has until September 9, 2024 to complete its initial business combination. The Company may continue to extend the Termination Date to up to December 9, 2024 through monthly extensions.

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

Business Combination

On August 3, 2022, the Company entered into an Agreement and Plan of Merger (the “Tomorrow Crypto Merger Agreement”) by and among Tomorrow Crypto Group Inc., a Nevada corporation (“Tomorrow Crypto”), Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of Globalink, GL Sponsor LLC, a Delaware limited liability company.

In accordance with the termination provisions under Section 10.1 of the Tomorrow Crypto Merger Agreement, the Tomorrow Crypto Merger Agreement was terminated on March 8, 2023 (the “Tomorrow Crypto Merger Agreement Termination Date”). In conjunction with the termination of the Tomorrow Crypto Merger Agreement, the Additional Agreements (as defined in the Tomorrow Crypto Merger Agreement) (including the Support Agreements) were also terminated in accordance with their respective terms as of March 8, 2023, the Tomorrow Crypto Merger Agreement Termination Date.

On January 30, 2024, the Company entered into a Merger Agreement (as amended and restated on May 20, 2024 and as may be further amended, restated or supplemented from time to time, the “Merger Agreement”), by and among GL Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time of the Acquisition Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative” or the “Sponsor”), Alps Global Holding Pubco, a Cayman Islands exempted company (“PubCo”), Alps Biosciences Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of PubCo (“Merger Sub”), Alps Life Sciences Inc, a Cayman Islands exempted company (“Alps Holdco”) and Dr. Tham Seng Kong, an individual, in the capacity as the representative from and after the Effective Time for the shareholders of Alps Holdco as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”). Pursuant to the terms of the Merger Agreement, the Business Combination between Globalink and Alps Holdco will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the stockholders of the Company, the Company will be merged with and into PubCo, with PubCo remaining as the surviving publicly traded entity and (ii) Merger Sub will merge with and into Alps Holdco, resulting in Alps Holdco remaining as the surviving entity and being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had $143,153 of cash available to meet working capital needs and a working capital deficit of approximately $5.15 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until September 9, 2024 to consummate a business combination, or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 9, 2024 (or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein). The Company intends to complete a business combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 2, 2024. The interim results for the three and six months ended June 30, 2024 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash Held in Trust Account

As of June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in cash.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. As of June 30, 2024 and December 31, 2023, the Company had not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2024. The Company’s effective tax rate was (18.43%) and 33.64% for the three months ended June 30, 2024 and 2023, respectively, and (22.06)% and 29.15% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, primarily due to changes in the fair value in warrant liabilities, valuation allowance on the deferred tax assets, non-deductible M&A costs and penalties and prior year true up.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 or December 31, 2023. No amounts were paid for interest and penalties for the three months ended June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the charter amendment proposal presented at the March 2023 Special Meeting, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69.92 million. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million. Immediately following the payment of the redemptions, the Trust Account had a balance of approximately $27.73 million before the Extension Payment. As such, the Company has recorded a 1% excise tax liability in the amount of $935,214 on the unaudited condensed consolidated balance sheets as of June 30, 2024. The liability does not impact the consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Franchise Tax

The Company calculates Franchise Tax liability on a quarterly basis using the estimate calculator on the Delaware Franchise Tax website. At December 31, 2023, the Company had over accrued the amount due by approximately $56,000 and made an adjustment in the period ended June 30, 2024 to true up the amount due.

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2024 and December 31, 2023, 2,562,567 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

As of June 30, 2024 and December 31, 2023, the shares of common stock subject to possible redemption reflected in the unaudited condensed consolidated balance sheets is reconciled in the following table:

	Schedule of Common Stock Subject to Possible Redemption
	Shares	Amount
Common stock subject to possible redemption, December 31, 2022	11,500,000	117,864,419
Less:
Redemptions (paid in April and November 2023)	(8,937,433)	(93,521,369)
Plus:
Remeasurement of carrying value to redemption value	-	3,595,663
Common stock subject to possible redemption, December 31, 2023	2,562,567	27,938,713
Plus:
Remeasurement of carrying value to redemption value	-	455,764
Common stock subject to possible redemption, March 31, 2024	2,562,567	$28,394,477
Plus:
Remeasurement of carrying value to redemption value	-	440,824
Common stock subject to possible redemption, June 30, 2024	2,562,567	$28,835,301

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

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the periods ended June 30, 2024 and 2023, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for the periods ended June 30, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the periods ended June 30, 2024 and 2023. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2024	2023
Net (loss) income	$(217,185)	$287,632
Remeasurement of common stock subject to redemption	(440,824)	(882,468)
Net loss including remeasurement of common stock subject to redemption value	$(658,009)	$(594,836)

	For the Three Months Ended June 30,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(280,678)	$(377,331)	$(344,575)	$(250,261)
Remeasurement of common stock subject to redemption	440,824	—	882,468	—
Allocation of net income (loss), as adjusted	$160,146	$(377,331)	$537,893	$(250,261)
Denominator:
Basic and diluted weighted average shares outstanding	2,562,567	3,445,000	4,743,305	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.06	$(0.11)	$0.11	$(0.07)

	For the Six Months Ended June 30,
	2024	2023
Net (loss) income	$(592,492)	$970,571
Remeasurement of common stock subject to redemption	(896,588)	(2,226,394)
Net loss including remeasurement of common stock subject to redemption value	$(1,489,080)	$(1,255,823)

	For the Six Months Ended June 30,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(635,177)	$(853,903)	$(848,247)	$(407,576)
Remeasurement of common stock subject to redemption	896,588	—	2,226,394	—
Allocation of net (loss) income, as adjusted	$261,411	$(853,903)	$1,378,147	$(407,576)
Denominator:
Basic and diluted weighted average shares outstanding	2,562,567	3,445,000	7,169,742	3,445,000
Basic and diluted net (loss) income per share of common stock	$0.10	$(0.25)	$0.19	$(0.12)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

The Company entered into promissory notes with Public Gold Marketing Sdn. Bhd., which is considered a related party due to a familial relationship between the controlling member of the sponsor and a 95% shareholder of Public Gold Marketing Sdn. Bhd. The promissory notes bear an interest of 6% per annum and repayable upon consummation of an initial Business Combination (Note 7).

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay its sponsor a total of $10,000 per month for office space, administrative and support services. On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company will no longer be required to pay the sponsor $10,000 monthly. As of June 30, 2024 and December 31, 2023, $217,000 had been accrued under this arrangement and shown under “Due to related parties” in the accompanying consolidated balance sheets.

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

Note 7 — Promissory Notes – Related Party

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

For the three and six months ended June 30, 2024, the above-mentioned notes have incurred $43,602 and $76,997 of interest and is reflected in the promissory note balance on the consolidated balance sheets and on the consolidated statement of operations in other income, respectively. For the three and six months ended June 30, 2023, the notes have incurred $13,111 of interest in connection with the promissory notes and is reflected in the promissory note balance on the unaudited condensed consolidated balance sheet and on the unaudited condensed consolidated statement of operations within operating expenses. As of June 30, 2024 and December 31, 2023, the total of the promissory notes are reflected on the consolidated balance sheets as $3,384,252 and $1,757,255, respectively.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2024 and December 31, 2023, there were 3,445,000 (excluding 2,562,567 shares of common stock subject to possible redemption) shares of common stock issued and outstanding.

Warrants:

As of June 30, 2024 and December 31, 2023, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

Redemption of warrants when the price per common stock equals or exceeds $16.50

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and
●	if, and only if, the last reported sale price (the “closing price”) of the Company’s common stock equals or exceeds $
16.50 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

As of June 30, 2024 and December 31, 2023 the assets held in the Trust Account were held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

June 30, 2024

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	$28,500

December 31, 2023

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	1,881

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of June 30, 2024 and December 31, 2023, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

	As of June 30, 2024	As of December 31, 2023
Exercise price	$5.75	$5.75
Market price of public stock	$5.68	$5.42
Term (years)	1.96	0.95
Volatility	immaterial	immaterial
Risk-free rate	4.67%	4.99%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities for the three and six months ended June 30, 2024 and 2023:

Private Placement Warrants
Fair value as of January 1, 2024	$1,881
Change in valuation inputs or other assumptions	11,799
Fair value as of March 31, 2024	$13,680
Change in valuation inputs or other assumptions	14,820
Fair value as of June 30, 2024	$28,500

Private Placement Warrants
Fair value as of January 1, 2023	$6,270
Change in valuation inputs or other assumptions	(570)
Fair value as of March 31, 2023	$5,700
Change in valuation inputs or other assumptions	6,840
Fair value as of June 30, 2023	$12,540

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

On July 3, 2024, the Company deposited an aggregate of $60,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from July 9, 2024 to August 9, 2024. This extension is the eleventh extension since the consummation of the Company’s initial public offering on December 9, 2021, and the eighth of up to twelve extensions permitted under the Certificate of Incorporation currently in effect.

On August 3, 2024, the Company deposited an aggregate of $60,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from August 9, 2024 to September 9, 2024. This extension is the twelth extension since the consummation of the Company’s initial public offering on December 9, 2021, and the ninth of up to twelve extensions permitted under the Certificate of Incorporation currently in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us,” or the “Company,” refer to Globalink Investment Inc., and when discussing consolidated financial information, also includes Globalink Investment Inc.’s wholly-owned subsidiaries, Globalink Merger Sub, Inc., a Nevada corporation and Globalink Merger Sub (Cayman), a company formed in the Cayman Islands. References to our “management,” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GL Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

As of the date of this report, the Company has extended the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021 (the “Termination Date”) eight times under its current amended and restated certificate of incorporation, as amended (or fourteen times since the IPO), and has until September 9, 2024 to complete its initial business combination. The Company may continue to extend the Termination Date to up to December 9, 2024 through monthly extensions.

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

On January 30, 2024, the Company entered into a Merger Agreement (as amended and restated on May 20, 2024 and as may be further amended, restated or supplemented from time to time, the “Merger Agreement”), by and among GL Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time of the Acquisition Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative” or the “Sponsor”), Alps Global Holding Pubco, a Cayman Islands exempted company (“PubCo”), Alps Biosciences Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of PubCo (“Merger Sub”), Alps Life Sciences Inc, a Cayman Islands exempted company (“Alps Holdco”) and Dr. Tham Seng Kong, an individual, in the capacity as the representative from and after the Effective Time for the shareholders of Alps Holdco as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”). Pursuant to the terms of the Merger Agreement, the Business Combination between Globalink and Alps Holdco will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the stockholders of the Company, the Company will be merged with and into PubCo, with PubCo remaining as the surviving publicly traded entity; and (ii) Merger Sub will merge with and into Alps Holdco, resulting in Alps Holdco remaining as the surviving entity and being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

On June 4 and June 5, 2024, Globalink, Alps Holdco and PubCo entered into subscription agreements (the “PIPE Subscription Agreements”) with two investors on substantially same terms (the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,000,000, in a private placement (the “PIPE Investment”).

The purpose of the PIPE Investment is to raise additional capital for use by PubCo following the closing of the Business Combination (the “Closing”). The PIPE Subscription Agreements contain customary representations and warranties of each of Globalink, Alps Holdco, PubCo and the PIPE Investors, and customary conditions to closing, including the consummation of the Business Combination. Under the terms of the PIPE Subscription Agreements, PubCo is obligated to file a registration statement to register for the resale of all the PIPE Shares within 60 days of the Closing (the “Filing Deadline”), and to use its commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after the filing there of.

Results of Operations

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation and the Company’s initial public offering (the “IPO”) and search for a prospective initial business combination target. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the three months ended June 30, 2024, we had a net loss of $217,185, all of which consisted of operating expenses incurred driven by general and administrative expenses of $419,611, franchise tax expense of $50,000, provision for income tax of $33,797, $43,602 in interest expense, and change in fair value of warrants liabilities of $14,820, partially offset by interest income on cash held in the Trust Account of $344,645.

For the six months ended June 30, 2024, we had a net loss of $592,492, all of which consisted of operating expenses incurred driven by general and administrative expenses of $1,023,082, franchise tax expense of $43,662, provision for income tax of $107,088, $76,997 in interest expense, penalties on franchise tax of $2,356 and change in fair value of warrants liabilities of $26,619, partially offset by interest income on cash held in the Trust Account of $687,312.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the Trust Account) and $562,896 of other costs. The $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of an initial business combination by September 9, 2024 (or up until December 9, 2024 if our time to complete a business combination is extended), subject to the terms of the underwriting agreement.

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

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on July 27, 2023, we instructed Continental Stock Transfer & Trust Company, as trustee of our Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”).

For the six months ended June 30, 2024, cash used in operating activities was $1,559,688. Net loss of $592,492 was affected by interest earned on cash held in the Trust Account of $687,312 and change in fair value of warrants liabilities of $26,619. Changes in operating assets and liabilities used $306,503 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $1,039,268. Net income of $970,571 was affected by interest earned on investments held in the Trust Account of $1,929,116 and change in fair value of warrants liabilities of $6,270. Changes in operating assets and liabilities reduced $86,993 of cash from operating activities.

We had cash held in the Trust Account of $29,281,763 and $28,668,218 as of June 30, 2024 and December 31, 2023, respectively. Interest income on the balance in the Trust Account of $687,312 for the six months ended June 30, 2024 may be used by us to pay taxes. For the six months ended June 30, 2024, $433,768 was withdrawn from the Trust Account to pay for taxes.

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

We had $143,153 and $79,073 of cash held outside of the Trust Account as of June 30, 2024 and December 31, 2023, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of June 30, 2024, there were no working capital loans outstanding.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. As of June 30, 2024, $390,000 of advance is reflected in “Due to Affiliate” on the consolidated balance sheet.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until September 9, 2024 to consummate a business combination, or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 9, 2024 (or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein). The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2024, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

As of June 30, 2024, the aggregate amounted owed in connection with the promissory notes was $3,384,252, which includes interest accrued as reflected on the consolidated balance sheet.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements as of June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments), the Company’s internal control over financial reporting related to our compliance control of timely tax return filings, and due to the revisions to our earnings per share, our disclosure controls and procedures were not effective.

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

GLOBALINK INVESTMENT INC.

Date: August 13, 2024	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Kelvin Chin
	Name:	Kelvin Chin
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

