Form 10-Q
period 2024-09-30
GLOBALINK INVESTMENT INC.
filed 2024-11-14
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 6,007,567 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$65,221	$79,073
Prepaid expenses	60,746	125,625
Total current assets	125,967	204,698
Cash held in Trust Account	29,811,256	28,668,218
TOTAL ASSETS	$29,937,223	$28,872,916

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$66,415	$142,093
Franchise tax payable	150,000	200,000
Income tax payable	437,549	529,505
Promissory note – related party	3,736,066	1,757,255
Due to related parties	607,000	607,000
Excise tax liability	935,214	935,214
Total current liabilities	5,932,244	4,171,067
Warrant liabilities	14,250	1,881
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	9,971,494	8,197,948

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 2,562,567 shares at redemption value at September 30, 2024 and December 31, 2023 of $11.42 and $10.90 per share, respectively	29,223,707	27,938,713

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at September 30, 2024 and December 31, 2023 (excluding 2,562,567 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(9,261,423)	(7,267,190)
Total Stockholders’ Deficit	(9,257,978)	(7,263,745)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$29,937,223	$28,872,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative expenses	$287,590	$259,829	$1,310,672	$715,665
Provision for franchise tax expense	50,000	50,000	93,662	133,956
Total operating expenses	337,590	309,829	1,404,334	849,621

OTHER INCOME (LOSS)
Income on cash and investments held in Trust Account	349,494	621,793	1,036,806	2,550,909
Penalties on franchise tax	—	(11,888)	(2,356)	(11,888)
Interest expense	(51,814)	(20,265)	(128,811)	(33,376)
Change in fair value of warrant liabilities	14,250	1,824	(12,369)	(4,446)
Total other income, net	311,930	591,464	893,270	2,501,199

(Loss) income before provision for income taxes	(25,660)	281,635	(511,064)	1,651,578
Provision for income taxes	(91,087)	(27,338)	(198,175)	(426,710)
NET (LOSS) INCOME	$(116,747)	$254,297	$(709,239)	$1,224,868

Weighted average shares outstanding Common stock – redeemable	2,562,567	4,743,305	2,562,567	6,352,042
Basic and diluted net income per share, Common stock – redeemable	$0.07	$0.09	$0.17	$0.28
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock – non-redeemable	$(0.08)	$(0.05)	$(0.33)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	3,445,000	$3,445	$(7,267,190)	$(7,263,745)
Remeasurement of common stock subject to redemption	—	—	(455,764)	(455,764)
Net loss	—	—	(375,307)	(375,307)
Balance – March 31, 2024	3,445,000	$3,445	$(8,098,261)	$(8,094,816)
Remeasurement of common stock subject to redemption	—	—	(440,824)	(440,824)
Net loss	—	—	(217,185)	(217,185)
Balance - June 30, 2024	3,445,000	$3,445	$(8,756,270)	$(8,752,825)
Remeasurement of common stock subject to redemption	—	—	(388,406)	(388,406)
Net loss	—	—	(116,747)	(116,747)
Balance - September 30, 2024	3,445,000	$3,445	$(9,261,423)	$(9,257,978)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit

Balance, December 31, 2022	3,445,000	$3,445	$(4,056,637)	$(4,053,192)
Remeasurement of shares subject to possible redemption	—	—	(1,343,926)	(1,343,926)
Excise tax imposed on common stock redemptions	—	—	(699,209)	(699,209)
Net income	—	—	682,939	682,939
Balance, March 31, 2023	3,445,000	3,445	(5,416,833)	(5,413,388)
Remeasurement of shares subject to possible redemption	—	—	(882,468)	(882,468)
Net income	—	—	287,632	287,632
Balance, June 30, 2023	3,445,000	3,445	(6,011,669)	(6,008,224)
Remeasurement of shares subject to possible redemption	—	—	(662,566)	(662,566)
Net income	—	—	254,297	254,297
Balance, September 30, 2023	3,445,000	$3,445	$(6,419,938)	$(6,416,493)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(709,239)	$1,224,868
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(1,036,806)	(2,550,909)
Change in fair value of warrant liabilities	12,369	4,446
Changes in operating assets and liabilities:
Prepaid expenses	64,879	147,527
Deferred tax liability	—	(79,358)
Due to related parties	—	90,000
Income tax payable	(91,956)	197,883
Interest expense accrual	128,811	33,376
Accounts payable	(75,678)	(155,946)
Franchise tax payable	(50,000)	(86,365)
Net cash used in operating activities	(1,757,620)	(1,174,478)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(540,000)	539,788
Cash withdrawn from Trust Account in connection with redemption of common stock	—	69,920,879
Cash withdrawn from Trust Account to pay tax obligations	433,768	(910,000)
Net cash (used in) provided by investing activities	(106,232)	69,550,667

Cash Flows from Financing Activities:
Proceeds from promissory note	1,850,000	1,340,000
Due to affiliate - advance	—	260,000
Common stock redemption	—	(69,920,879)
Net cash provided by (used in) financing activities	1,850,000	(68,320,879)

NET CHANGE IN CASH	(13,852)	55,310
CASH, BEGINNING OF PERIOD	79,073	81,763
CASH, END OF PERIOD	$65,221	$137,073

Supplementary cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$308,285

Non-cash investing and financing activities:
Excise tax accrued for common stock redemptions	$—	$699,209
Remeasurement of Common stock subject to redemption	$1,284,994	$2,888,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “March 2023 Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental (the “Trust Amendment Proposal”). The Company had the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company exercised the option for two three-month extensions and as a result the Company has deposited a total of $780,000, or $390,000 for each three-month extension, into the Trust Account and had until September 9, 2023 to complete its Business Combination, which was funded by a promissory note with Public Gold Marketing Sdn. Bhd. which has a current balance of $3,736,066. On September 9, 2023, October 4, 2023, and October 31, 2023, the Company deposited $130,000 each time into the Trust Account, representing $0.0275 per public share, which further extended the period of time it has to consummate its initial business combination to December 9, 2023 (“Combination Period”). The September 9, 2023, October 9, 2023 and November 1, 2023 payments were funded by the advance of $390,000 provided by an affiliate of GL Sponsor, LLC, the Company’s sponsor (the “sponsor”).

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

On November 28, 2023, the Company held a special meeting of its stockholders (the “November 2023 Special Meeting”). At the November 2023 Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation (the “Charter Amendment”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021, which was December 9, 2023 at the time of the November 2023 Special Meeting unless extended. The Charter Amendment allows the Company to extend the Termination Date by up to twelve (12) monthly extensions, to December 9, 2024 (each of which is referred to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to such Extension $60,000 for each monthly Extension; approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that was consummated on December 9, 2021, from December 9, 2023 to, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; approved the proposal to amend the Company’s Trust Agreement with Continental (the “Trust Amendment Proposal”), pursuant to which the Company’s Trust Agreement with Continental be amended to extend the time for the Company to complete its initial business combination under the Trust Agreement from (x) December 9, 2023, to (y) up to December 9, 2024, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, by depositing into the Trust Account $60,000 for each one-month Extension from December 9, 2023 to December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; and approved the proposal to re-elect Kian Huat Lai as Class I director of the Company, until the annual meeting of the Company to be held in 2026 or until his successor is appointed and qualified.

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

On April 3, 2024, Globalink Merger Sub (Cayman), was incorporated in the Cayman Islands as a wholly-owned subsidiary of Globalink.

As of the date of this report, the Company has extended the Termination Date twelve times under its Certificate of Incorporation, as amended (or seventeen times since the IPO), and has until December 9, 2024 to complete its initial business combination.

On October 3, 2024, the Company deposited an aggregate of $60,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from October 9, 2024 to November 9, 2024. This extension is the sixteenth extension since the consummation of the Company’s initial public offering on December 9, 2021, and the eleventh of up to twelve extensions permitted under the Certificate of Incorporation currently in effect.

On November 7, 2024, the Company deposited an aggregate of $60,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from November 9, 2024 to December 9, 2024. This extension is the twelfth extension since the consummation of the Company’s initial public offering on December 9, 2021, and the final of up to twelve extensions permitted under the Certificate of Incorporation currently in effect.

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

On June 4, June 5 and August 27, 2024, Globalink, Alps Holdco and PubCo entered into subscription agreements (the “PIPE Subscription Agreements”) with three investors on substantially same terms (the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement (the “PIPE Investment”).

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024.

The Company is currently evaluating its options with respect to this obligation. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had $65,221 of cash available to meet working capital needs and a working capital deficit of approximately $5.8 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until November 9, 2024 to consummate a business combination, or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 9, 2024 (or up to December 9, 2024 if the time to complete the initial business combination is extended as described herein). The Company intends to complete a business combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 2, 2024. The interim results for the three and nine months ended September 30, 2024 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash Held in Trust Account

As of September 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in cash.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. As of September 30, 2024 and December 31, 2023, the Company had not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024. The Company’s effective tax rate was (354.98)% and 9.71% for the three months ended September 30, 2024 and 2023, respectively, and (38.78)% and 25.84% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024 and 2023, primarily due to changes in the fair value in warrant liabilities, valuation allowance on the deferred tax assets, non-deductible M&A costs and penalties and prior year true up.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 or December 31, 2023. No amounts were paid for interest and penalties for the three months ended September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the charter amendment proposal presented at the March 2023 Special Meeting, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69.92 million. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million. Immediately following the payment of the redemptions, the Trust Account had a balance of approximately $27.73 million before the Extension Payment. As such, the Company has recorded a 1% Excise Tax liability in the amount of $935,214 on the unaudited condensed consolidated balance sheets as of September 30, 2024. The liability does not impact the consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024.

The Company is currently evaluating its options with respect to this obligation. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

Franchise Tax

The Company calculates Franchise Tax liability on a quarterly basis using the estimate calculator on the Delaware Franchise Tax website. At December 31, 2023, the Company had over accrued the amount due by approximately $56,000 and made an adjustment in the period ended September 30, 2024 to true up the amount due.

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2024 and December 31, 2023, 2,562,567 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

As of September 30, 2024 and December 31, 2023, the shares of common stock subject to possible redemption reflected in the unaudited condensed consolidated balance sheets is reconciled in the following table:

	Schedule of Common Stock Subject to Possible Redemption
	Shares	Amount
Common stock subject to possible redemption, December 31, 2022	11,500,000	117,864,419
Less:
Redemptions (paid in April and November 2023)	(8,937,433)	(93,521,369)
Plus:
Remeasurement of carrying value to redemption value	-	3,595,663
Common stock subject to possible redemption, December 31, 2023	2,562,567	27,938,713
Plus:
Remeasurement of carrying value to redemption value	-	455,764
Common stock subject to possible redemption, March 31, 2024	2,562,567	$28,394,477
Plus:
Remeasurement of carrying value to redemption value	-	440,824
Common stock subject to possible redemption, June 30, 2024	2,562,567	$28,835,301
Plus:
Remeasurement of carrying value to redemption value	-	388,406
Common stock subject to possible redemption, September 30, 2024	2,562,567	$29,223,707

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

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the periods ended September 30, 2024 and 2023, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for the periods ended September 30, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the periods ended September 30, 2024 and 2023. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2024	2023
Net (loss) income	$(116,747)	$254,297
Remeasurement of common stock subject to redemption	(388,406)	(662,566)
Net loss including remeasurement of common stock subject to redemption value	$(505,153)	$(408,269)

	For the Three Months Ended September 30,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(215,476)	$(289,677)	$(236,501)	$(171,768)
Remeasurement of common stock subject to redemption	388,406	—	662,566	—
Allocation of net income (loss), as adjusted	$172,930	$(289,677)	$426,065	$(171,768)
Denominator:
Basic and diluted weighted average shares outstanding	2,562,567	3,445,000	4,743,305	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.07	$(0.08)	$0.09	$(0.05)

	For the Nine Months Ended September 30,
	2024	2023
Net (loss) income	$(709,239)	$1,224,868
Remeasurement of common stock subject to redemption	(1,284,994)	(2,888,960)
Net loss including remeasurement of common stock subject to redemption value	$(1,994,233)	$(1,664,092)

	For the Nine Months Ended September 30,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(850,653)	$(1,143,580)	$(1,078,936)	$(585,156)
Remeasurement of common stock subject to redemption	1,284,994	—	2,888,960	-
Allocation of net income (loss), as adjusted	$434,341	$(1,143,580)	$1,810,024	$(585,156)
Denominator:
Basic and diluted weighted average shares outstanding	2,562,567	3,445,000	6,352,042	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.17	$(0.33)	$0.28	$(0.17)

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

Private Placement

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd., a Malaysian private limited company, a related party generating gross proceeds of $5,175,000, which is described in Note 4.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2024 and December 31, 2023, there were no Working Capital Loans outstanding.

The Company entered into promissory notes with Public Gold Marketing Sdn. Bhd., which is considered a related party due to a familial relationship between the controlling member of the sponsor and a 95% shareholder of Public Gold Marketing Sdn. Bhd. The promissory notes bear an interest of 6% per annum and repayable upon consummation of an initial Business Combination (Note 7).

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay its sponsor a total of $10,000 per month for office space, administrative and support services. On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company will no longer be required to pay the sponsor $10,000 monthly. As of September 30, 2024 and December 31, 2023, $247,000 had been accrued under this arrangement and shown under “Due to related parties” in the accompanying consolidated balance sheets.

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

Note 7 — Promissory Notes – Related Party

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

For the three and nine months ended September 30, 2024, the above-mentioned notes have incurred $51,814 and $128,811 of interest and are reflected in the promissory note balance on the consolidated balance sheets and on the consolidated statement of operations in other income, respectively. For the three and nine months ended September 30, 2023, the notes have incurred $20,265 and $33,376 of interest in connection with the promissory notes and are reflected in the promissory note balance on the unaudited condensed consolidated balance sheet and on the unaudited condensed consolidated statement of operations within operating expenses. As of September 30, 2024 and December 31, 2023, the total of the promissory notes are reflected on the consolidated balance sheets as $3,736,066 and $1,757,255, respectively.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2024 and December 31, 2023, there were 3,445,000 (excluding 2,562,567 shares of common stock subject to possible redemption) shares of common stock issued and outstanding.

Warrants:

As of September 30, 2024 and December 31, 2023, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

As of September 30, 2024 and December 31, 2023 the assets held in the Trust Account were held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

September 30, 2024

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	$14,250

December 31, 2023

Liabilities:
Warrant Liabilities- Private Warrants	3	—	—	1,881

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of September 30, 2024 and December 31, 2023, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

	As of September 30, 2024	As of December 31, 2023
Exercise price	$5.75	$5.75
Market price of public stock	$5.67	$5.42
Term (years)	1.71	0.95
Volatility	immaterial	immaterial
Risk-free rate	3.72%	4.99%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2024 and 2023:

Private Placement Warrants
Fair value as of January 1, 2024	$1,881
Change in valuation inputs or other assumptions	11,799
Fair value as of March 31, 2024	$13,680
Change in valuation inputs or other assumptions	14,820
Fair value as of June 30, 2024	$28,500
Change in valuation inputs or other assumptions	(14,250)
Fair value as of September 30, 2024	$14,250

Private Placement Warrants
Fair value as of January 1, 2023	$6,270
Change in valuation inputs or other assumptions	(570)
Fair value as of March 31, 2023	$5,700
Change in valuation inputs or other assumptions	6,840
Fair value as of June 30, 2023	$12,540
Change in valuation inputs or other assumptions	(1,824)
Fair value as of September 30, 2023	$10,716

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

On October 3, 2024, the Company deposited an aggregate of $60,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from October 9, 2024 to November 9, 2024. This extension is the sixteenth extension since the consummation of the Company’s initial public offering on December 9, 2021, and the eleventh of up to twelve extensions permitted under the Certificate of Incorporation currently in effect.

On October 3, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of October 3, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On November 7, 2024, the Company deposited an aggregate of $60,000 into the trust account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate its initial business combination by one month from November 9, 2024 to December 9, 2024. This extension is the twelth extension since the consummation of the Company’s initial public offering on December 9, 2021, and the final of up to twelve extensions permitted under the Certificate of Incorporation currently in effect.

On November 8, 2024, the Company announced that a Special Meeting will be held on December 3, 2024 to vote on an extension to complete a business combination.

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

Recent Developments

As of the date of this report, the Company has extended the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021 (the “Termination Date”) twelve times under its current amended and restated certificate of incorporation, as amended (or seventeen times since the IPO), and has until December 9, 2024 to complete its initial business combination.

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

On June 4, June 5 and August 27, 2024, Globalink, Alps Holdco and PubCo entered into subscription agreements (the “PIPE Subscription Agreements”) with three investors on substantially same terms (the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement (the “PIPE Investment”).

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

Results of Operations

As of September 30, 2024, the Company had not commenced any operations. All activity through September 30, 2024 relates to the Company’s formation and the Company’s initial public offering (the “IPO”) and search for a prospective initial business combination target. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the three months ended September 30, 2024, we had a net loss of $116,747, all of which consisted of operating expenses incurred driven by general and administrative expenses of $287,590, franchise tax expense of $50,000, provision for income tax of $91,087, and $51,814 in interest expense, partially offset by change in fair value of warrants liabilities of $14,250 and interest income on cash held in the Trust Account of $349,494.

For the nine months ended September 30, 2024, we had a net loss of $709,239, all of which consisted of operating expenses incurred driven by general and administrative expenses of $1,310,672, franchise tax expense of $93,662, provision for income tax of $198,175, $128,811 in interest expense, penalties on franchise tax of $2,356 and change in fair value of warrants liabilities of $12,369, partially offset by interest income on cash held in the Trust Account of $1,036,806.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the Trust Account) and $562,896 of other costs. The $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of an initial business combination by December 9, subject to the terms of the underwriting agreement.

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

For the nine months ended September 30, 2024, cash used in operating activities was $1,757,620. Net loss of $709,239 was affected by interest earned on cash held in the Trust Account of $1,036,806 and change in fair value of warrants liabilities of $12,369. Changes in operating assets and liabilities used $23,944 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $1,174,478. Net income of $1,224,868 was affected by interest earned on cash and investments held in the Trust Account of $2,550,909 and change in fair value of warrants liabilities of $4,446. Changes in operating assets and liabilities reduced $147,117 of cash from operating activities.

We had cash held in the Trust Account of $29,811,256 and $28,668,218 as of September 30, 2024 and December 31, 2023, respectively. Interest income on the balance in the Trust Account of $1,036,806 for the nine months ended September 30, 2024 may be used by us to pay taxes. For the nine months ended September 30, 2024, $433,768 was withdrawn from the Trust Account to pay for taxes.

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

We had $65,221 and $79,073 of cash held outside of the Trust Account as of September 30, 2024 and December 31, 2023, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of September 30, 2024, there were no working capital loans outstanding.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of September 30, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of September 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of September 30, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of September 30, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of September 30, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. As of September 30, 2024, $390,000 of advance is reflected in “Due to Affiliate” on the consolidated balance sheet.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of September 30, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until December 9, 2024 to complete the initial business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 9, 2024. The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

As of September 30, 2024, the aggregate amounted owed in connection with the promissory notes was $3,736,066, which includes interest accrued as reflected on the consolidated balance sheet.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements as of September 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments), the Company’s internal control over financial reporting related to our compliance control of timely tax return filings, and due to the revisions to our earnings per share, our disclosure controls and procedures were not effective.

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

GLOBALINK INVESTMENT INC.

Date: November 14, 2024	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Kelvin Chin
	Name:	Kelvin Chin
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

