Form 10-K
period 2024-12-31
GLOBALINK INVESTMENT INC.
filed 2025-03-25
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

+6012 405 0015

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2024 closing price reported by the Nasdaq Stock Market LLC, was approximately $29.09 million.

As of March 24, 2025, there were 3,722,511 shares of common stock, par value $0.001 per share, issued and outstanding.

Terms that Apply to this Annual Report

Unless otherwise stated in this annual report on Form 10-K of Globalink Investment Inc. (this “Annual Report”), references to:

●	“Company”, “we”, “our”, “us”, or “Globalink” are to Globalink Investment Inc., a blank check company formed in the State of Delaware;

●	“insider shares” are to the 2,875,000 shares of common stock held or controlled by our insiders (as defined below) prior to the IPO (as defined below);

●	“insiders” are to our officers, directors, sponsor and any holder of our insider shares;

●	“IPO” are to our initial public offering that was consummated on December 9, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“private investor” or “PGM” are to Public Gold Marketing Sdn. Bhd, a Malaysian private limited company and an investor who purchased 570,000 private units in the private placement consummated simultaneously with the consummation of the IPO. PGM is an affiliate of the sponsor (as defined below) as its 95% equity holder has a familial relationship with the control person of the sponsor;

●	“private rights” are to the rights included in the private units (as defined below);

●	“private shares” are to the shares included in the private units (as defined below);

●	“private units” are to the 570,000 units we sold privately to the private investor upon consummation of the IPO;

●	“private warrants” are to the warrants included in the private units;

●	“public shares” are to shares of common stock which were sold as part of the units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” shall exist only with respect to such public shares;

●	“rights” or “public rights” are to the rights which were sold as part of the units in the IPO;

●	“sponsor” are to GL Sponsor LLC, a Delaware limited liability company;

●	“warrants” or “public warrants” are to the warrants which were sold as part of the units in the IPO; and

●	“we,” “us,” “our company” or “the company” are to Globalink Investment Inc., a Delaware corporation.

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

On January 30, 2024, we entered into a merger agreement (as amended and restated on May 20, 2024 and as may be further amended, restated or supplemented from time to time, the “Merger Agreement”) with Alps Holdco (as defined below). See “— Merger Agreement with Alps Life Sciences Inc.”

Our Initial Public Offering

On December 9, 2021, we consummated our initial public offering (“IPO”) of 10,000,000 units. Each unit consists of one share of common stock, $0.001 par value, one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination and one redeemable warrant entitling the holder thereof to purchase one-half (1/2) of a share of common stock at a price of $11.50 per whole share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, we consummated a private placement of 517,500 private units at a price of $10.00 per unit, generating total proceeds of $5,175,000.

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

A total of $116,725,000 of the net proceeds from the sale of units in the IPO (including the Over-Allotment Units) and the private placements on December 9, 2021 and December 13, 2021, were placed in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

Following the closing of the IPO (including Over-Allotment Units), $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the units in the IPO, the Over-Allotment Units, and the private units was placed in the Trust Account established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee (“Continental”), acting as trustee and has been held in cash, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account. The money held in the Trust Account, if invested, may only be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Developments since the IPO

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

On March 22, 2023, Mr. Cliff (Ming Hang) Chong, the Company’s then director and chief financial officer, notified the Company of his resignation as the Company’s Chief Financial Officer, effective March 31, 2023. On March 31, 2023, the Company’s board of directors (the “Board of Directors”) appointed Mr. Kelvin (Zeng Yenn) Chin as the Company’s chief financial officer and director, with effect from March 31, 2023. The appointment intends to fill the vacancy created by Mr. Cliff (Ming Hang) Chong’s departure.

Through a total of five elections from March 2023 to December 2023, Globalink elected to extend the Termination Date to December 9, 2023 and deposited an aggregate of $1.17 million into the Trust Account for its public stockholders. Globalink elected all of the five extensions permitted under the amended and restated certificate of incorporation of the Company, as first amended.

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

Through a total of twelve elections from December 2023 to December 2024, Globalink elected to extend the Termination Date to December 9, 2024 and deposited an aggregate of $0.72 million into the Trust Account for its public stockholders. Globalink elected all of the twelve extensions permitted under the amended and restated certificate of incorporation of the Company, as second amended.

On December 3, 2024, the stockholders of the Company approved a proposal to amend the Company’s amended and restated certificate of incorporation, allowing the Company to Extended Deadline from December 9, 2024 to up to June 9, 2025 through monthly extensions. To obtain each extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension, $60,000 for each extension. On December 4, 2024, the stockholders of the Company also approved a proposal to amend the Trust Agreement, by and between the Company and Continental. In connection with the approval of the proposals presented at the special meeting held on December 3, 2024, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million.

As of the date of this report, the Company has extended the Termination Date four times under its current amended and restated certificate of incorporation, as third amended (or 21 times since the IPO), and has until April 9, 2025 to complete its initial business combination. The Company may continue to extend the Termination Date to up to June 9, 2025 through monthly extensions.

On December 10, 2024, the Company received a delisting determination letter from Nasdaq as the 36-month anniversary from its IPO had passed on December 9, 2024, and Globalink are no longer in compliance with Nasdaq Listing Rule IM 5101-2(b). Globalink’s securities were suspended from trading and delisted from Nasdaq on December 17, 2024. As of the same date, Globalink’s securities started trading on OTC Pink.

On March 12, 2025, Mr. Kelvin (Zeng Yenn) Chin, the former chief financial officer of the Company, notified the Company of his resignation as the chief financial officer and a director of the Company, effective March 17, 2025. On March 13, 2025, the Company’s board of directors appointed Mr. Say Leong Lim, the chief executive officer of the Company, as the Company’s chief financial officer, with effect from March 18, 2025. The appointment intends to fill the vacancy created by Mr. Kelvin (Zeng Yenn) Chin’s departure.

Merger Agreement with Alps Life Sciences Inc

On January 30, 2024, a merger agreement (as amended and restated on May 20, 2024 and as may be further amended, restated or supplemented from time to time, the “Merger Agreement”) was entered into by and among Globalink, GL Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time of the Acquisition Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative” or the “Sponsor”), Alps Global Holding Pubco, a Cayman Islands exempted company (“PubCo”), Alps Biosciences Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of PubCo (“Merger Sub”), Alps Life Sciences Inc, a Cayman Islands exempted company (“Alps Holdco”) and Dr. Tham Seng Kong, an individual, in the capacity as the representative from and after the Effective Time for the shareholders of Alps Holdco as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”).

Pursuant to the terms of the Merger Agreement, the Business Combination between Globalink and Alps Holdco will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the stockholders of Globalink, Globalink will be merged with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Redomestication Merger”); and (ii) Merger Sub will merge with and into Alps Holdco, resulting in Alps Holdco remaining as the surviving entity and being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”). PubCo after the Business Combination is referred to as the “Combined Company.” The Redomestication Merger and the Acquisition Merger are collectively referred to as the “Business Combination.”

As a result of and upon the closing of the Business Combination (the “Closing”), pursuant to the terms of the Merger Agreement, all of the outstanding shares of Alps Holdco will be cancelled in exchange for the right to receive PubCo ordinary shares equal to the Conversion Ratio (as defined in the Merger Agreement). The aggregate consideration for the Business Combination is $1.6 billion, payable at the Closing in the form of newly issued PubCo ordinary shares, at $10.00 per share, of $0.0001 par value each (the “Merger Consideration Shares”). The Merger Consideration Shares will be allocated pro rata with each shareholder of Alps Holdco receiving a number of PubCo ordinary shares determined in accordance with the terms of the Merger Agreement.

On March 6, 2025, Globalink, Alps Holdco, Parent Representative and Seller Representative, entered into a First Amendment to the Merger Agreement (the “Amendment”), pursuant to which, parties agreed to:

●	remove the earn-out provision from the Merger Agreement; and

●	remove the $5,000,001 net tangible asset requirement for (i) Globalink immediately prior to the Closing, and (ii) PubCo upon Closing, provided that the PubCo satisfies the listing requirements of and is approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market.

Unless otherwise defined herein, the capitalized terms used below are defined in the Merger Agreement.

Merger Consideration

The aggregate consideration to be paid by Globalink to Alps Holdco shareholders in the form of PubCo ordinary shares at the Closing will be equal to $1.6 billion, determined based on an enterprise value of Alps Holdco (the “Merger Consideration” and the shares “the Merger Consideration Shares”).

Conversion of Alps Holdco Ordinary Shares

Each ordinary share of Alps Holdco issued and outstanding immediately prior to the Effective Time (other than any such ordinary shares of Alps Holdco held in treasury, which will be cancelled, and any dissenting shares) shall be converted into the right to receive a number of PubCo ordinary shares equal to $1.6 billion divided by the number of fully-diluted ordinary shares of Alps Holdco divided by $10.00 (of which 5% of the Merger Consideration Shares are be issued and held in escrow to satisfy any indemnification obligations incurred under the Merger Agreement as the Escrow Shares).

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

The representations and warranties made by Globalink, PubCo, Alps Holdco and Merger Sub are customary for transactions similar to the transactions contemplated by the Merger Agreement.

Certain Surviving Representations and Warranties

Certain representations or warranties made by Alps Holdco in the Merger Agreement shall survive until twelve (12) months after the Closing. Subject to the terms and conditions of the Merger Agreement, and from and after the date of Closing, the Alps Holdco Shareholders agree to indemnify and hold harmless Globalink against and in respect of any and all out-of-pocket loss incurred or sustained by Globalink as a result of or in connection with any breach or inaccuracy of the representations and warranties of Alps Holdco with respect to (a) Corporate Existence and Power, (b) Authorization, (c) Governmental Authorization, (d) Non-Contravention, (e) Capitalization, (f) Subsidiaries, (g) Consents, (h) Financial Statements, (i) Books and Records, (j) Absence of Certain Changes, (k) Properties; Title to the Company’s Assets, (l) Litigation, (m) Licenses and Permits, (n) Compliance with Laws, (o) Real Property, (p) Tax Matters, (q) Finders’ Fees, (r) Anti-Money Laundering Laws, and (s) Related Party Transactions. Except for fraud claims, Globalink shall not assert any claim for indemnification until the aggregate amount of all losses exceeds $1,000,000, in which event the Alps Holdco Shareholders shall be responsible for the aggregate amount of all losses from the first dollar, regardless of such threshold. Except for fraud claims, the maximum aggregate amount of indemnification payments shall not exceed the amount of the Escrow Property in the Escrow Account at such time.

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

Covenants; Conduct of Business Pending the Business Combination

Globalink and Alps Holdco have each agreed that, except as permitted by the Merger Agreement or the additional agreements or as required by law and the disclosure schedules, during the period commencing on the date of the Merger Agreement and continuing until the Closing Date or earlier termination, each party will (i) conduct its business only in the ordinary course (including the payment of accounts payable and the collection of accounts receivable), consistent with past practices, (ii) duly and timely file all material tax returns required to be filed (or obtain a permitted extension with respect thereto) with the applicable taxing Authorities and pay any and all taxes due and payable during such time period, (iii) duly observe and conform in with all applicable law, including the Exchange Act, and orders, in each case, in all material respects, and (iv) use commercially reasonable efforts to preserve intact its business relationships with employees, clients, suppliers, contract manufacturing organizations, contract research organizations and other third parties. Additionally, neither Alps Holdco nor Globalink shall, or permit its subsidiaries to:

(i) amend, modify or supplement its memorandum or articles of association, certificate of incorporation, or bylaws or other organizational or governing documents except as contemplated hereby, or engage in any reorganization, reclassification, liquidation, dissolution or similar transaction;

(ii) amend, waive any provision of, terminate prior to its scheduled expiration date, or otherwise compromise in any material way or relinquish any material right under, any material contract, agreement, lease, license or other right or asset of such party or its Subsidiaries;

(iii) other than in the ordinary course of business, modify, amend or enter into any contract, agreement, lease, license or commitment, including for capital expenditures, that extends for a term of one year or more and obligates the payment by it of more than $100,000 (individually or in the aggregate);

(iv) make any capital expenditures in excess of $100,000 (individually or in the aggregate);

(v) sell, lease, license or otherwise dispose of any of its material assets, except pursuant to existing contracts or commitments disclosed herein or in the ordinary course of business consistent with past practices;

(vi) solely in the case of Alps Holdco, sell, lease, license or otherwise dispose of any of any material Alps Holdco owned intellectual property (as defined in the Merger Agreement) outside of the ordinary course of business consistent with past practices;

(vii) solely in the case of Alps Holdco, permit any material registered owned intellectual property to go abandoned or expire for failure to make an annuity or maintenance fee payment, or file any necessary paper or action to maintain such rights;

(viii) (A) pay, declare or promise to pay any dividends or other distributions with respect to its capital stock or other equity securities; or (B) except as contemplated hereby or by any additional agreement, amend any material term, right or obligation with respect to any outstanding shares of its capital stock or other equity securities;

(ix) (A) make any loan, advance or capital contribution in excess of $100,000 to any person; (B) incur any indebtedness in excess of $100,000 including drawings under the lines of credit, if any, other than (1) loans evidenced by promissory notes made to Globalink as working capital advances as described in the Prospectus and (2) intercompany Indebtedness; or (C) repay or satisfy any Indebtedness in excess of $100,000, other than the repayment of Indebtedness in accordance with the terms thereof;

(x) suffer or incur any lien in excess of $100,000, except for Permitted Liens (as defined in the Merger Agreement), on its assets;

(xi) delay, accelerate or cancel, or waive any material right with respect to, any receivables or Indebtedness in excess of $100,000 owed to it, or write off or make reserves in excess of $250,000 against the same (other than, in the case of Alps Holdco and its subsidiaries, in the ordinary course of business consistent with past practices);

(xii) merge or consolidate or enter a similar transaction with, or acquire all or substantially all of the assets or business of, any other person; make any material investment in any person; or be acquired by any other person;

(xiii) terminate or allow to lapse any material insurance policy protecting any of its material assets, unless simultaneously with such termination or lapse, a replacement policy underwritten by an insurance company of nationally recognized standing having comparable deductions and providing coverage equal to or greater than the coverage under the terminated or lapsed policy for substantially similar premiums or less is in full force and effect;

(xiv) adopt any severance, retention or other employee plan in excess of $100,000 in the aggregate, or fail to continue to make timely contributions to each Plan (as defined in the Merger Agreement) in accordance with the terms thereof;

(xv) institute, settle or agree to settle any Action before any Authority, in each case in excess of $100,000 (exclusive of any amounts covered by insurance) or that imposes material injunctive or other material non-monetary relief on it;

(xvi) except as required by IFRS, make any material change in its accounting principles, methods or practices or write down in any material respect the value of its assets;

(xvii) change its principal place of business or jurisdiction of organization;

(xviii) issue, redeem or repurchase any shares, capital stock, membership interests or other securities, or issue any securities exchangeable for or convertible into any shares of its capital stock or other securities, other than with respect to Alps Holdco and its subsidiaries, the issuance of Alps Holdco Ordinary Shares upon the exercise or conversion of outstanding Alps Holdco convertible securities;

(xix) (A) make, change or revoke any material tax election; (B) change any annual tax accounting periods in any material respect; (C) settle or compromise any material claim, notice, audit report or assessment in respect of taxes of Alps Holdco and its subsidiaries; (D) enter into any tax allocation, tax sharing, tax indemnity or other closing agreement relating to any taxes of Alps Holdco and its subsidiaries; or (E) surrender or forfeit any right to claim a material tax refund;

(xx) enter into any material transaction with or distribute or advance any material assets or property to any of its affiliates (other than its Subsidiaries), other than the payment of salary and benefits in the ordinary course;

(xxi) other than as required by a Plan, (A) materially increase or change the compensation or benefits of any employee or service provider of Alps Holdco and its subsidiaries other than in the ordinary course of business, (B) accelerate the vesting or payment of any material compensation or benefits of any employee or service provider of Alps Holdco and its subsidiaries, (C) make any loan to any present or former employee or other individual service provider of Alps Holdco and its subsidiaries, other than advancement of expenses in the ordinary course of business consistent with past practices, or (D) enter into, amend or terminate any collective bargaining agreement or other material agreement with a labor union or labor organization;

(xxii) fail to duly observe and conform to any applicable laws and orders in any material respect; or

(xxiii) agree or commit to do any of the foregoing.

The Merger Agreement also contains additional covenants of the parties, including, among others, access to information, confidentiality, cooperation in the preparation of the Form F-4 and Proxy Statement (as defined in the Merger Agreement) required to be filed in connection with the Business Combination and to obtain all requisite approvals of each party’s respective stockholders.

Conditions to the Closing of the Business Combination

Mutual Conditions

The obligations of all of the parties to consummate the Closing are subject to the satisfaction or written waiver (where permissible) by Globalink and Alps Holdco of all the following conditions:

(i)	the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the transactions contemplated by the Merger Agreement;
(ii)	the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (if applicable);
(iii)	receipt of any consent, approval or authorization required by any Authority (as such term is defined in the Merger Agreement);
(iv)	there being no action brought by any Authority to enjoin or otherwise restrict the consummation of the Closing;
(v)	unless the PubCo satisfies the listing requirements of and is approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market, PubCo having at least $5,000,001 of net tangible assets upon consummation of the Business Combination;
(vi)	approval by the Alps Holdco Shareholders of the Business Combination and related transactions;
(vii)	approval by the stockholders of Globalink of the Business Combination and related transactions;
(viii)	the conditional approval for listing by Nasdaq of the PubCo ordinary shares and PubCo warrants and satisfaction of initial and continued listing requirements; and
(ix)	the Form F-4 becoming effective in accordance with the provisions of the Securities Act.

Conditions to Obligations of Globalink

The obligation of Globalink to consummate the Closing is subject to the satisfaction, or the waiver in Globalink’s sole and absolute discretion, of all the following further conditions:

(a) Alps Holdco, PubCo and Merger Sub shall have duly performed or complied with, in all material respects, all their respective obligations and covenants hereunder required to be performed or complied with (without giving effect to any materiality or similar qualifiers contained therein) by Alps Holdco, PubCo and Merger Sub at or prior to the Closing Date.

(b) The representations and warranties of Alps Holdco, PubCo and Merger Sub contained in the Merger Agreement (disregarding all qualifications and exceptions contained therein relating to materiality or Material Adverse Effect, shall be true and correct in all respects at and as of the date of Agreement and as of the Closing Date as if made as of such date (except to the extent that any such representation and warranty is expressly made as of a specific date, in which case such representation and warranty shall be true and correct at and as of such specific date), except, in each case, for any failure of such representations and warranties (disregarding all qualifications and exceptions contained therein relating to materiality or Material Adverse Effect) to be so true and correct that would not in the aggregate have or reasonably be expected to have a Material Adverse Effect in respect of the Alps Holdco and its subsidiaries as a whole.

(c) Since the date of the Merger Agreement, there shall not have occurred any Material Adverse Effect in respect of Alps Holdco and its subsidiaries as a whole which is continuing and uncured.

(d) Globalink shall have received a certificate, dated as of the Closing Date, signed by the chief executive officer or other officer or director of Alps Holdco certifying the accuracy of the provisions of the foregoing paragraphs (a), (b) and (c).

(e) Globalink shall have received a certificate, dated as of the Closing Date, signed by the secretary or another officer or director of Alps Holdco attaching true, correct and complete copies of (i) Alps Holdco’s memorandum and articles of association as then in force, as filed with and stamped by the Registrar of Companies of the Cayman Islands; (ii) copies of resolutions duly passed by the board of directors of Alps Holdco authorizing the Merger Agreement, the additional agreements to which Alps Holdco is a party and the transactions contemplated thereby and written consent of Alps Holdco Shareholders; and (iii) a certificate of good standing of Alps Holdco, issued as of a recent date (not less than three (3) days before the Closing Date) by the Registrar of Companies of the Cayman Islands.

(f) Globalink shall have received a certificate, dated as of the Closing Date, signed by the secretary or another officer or a director of PubCo attaching true, correct and complete copies of (i) the memorandum and articles of association of PubCo as then in force, as filed with and stamped by the Cayman Registrar; (ii) copies of resolutions duly passed by the PubCo Board authorizing the Merger Agreement, the additional agreements to which PubCo is a party and the transactions contemplated thereby; (iii) the PubCo Shareholder Approval, in each case evidencing the approval of the shareholders of PubCo, and (iv) a certificate of good standing of PubCo, issued as of a recent date (not less than three (3) days before the Closing Date) by the Cayman Registrar.

(g) Globalink shall have received a certificate, dated as of the Closing Date, signed by the secretary or another officer or a director of Merger Sub attaching true, correct and complete copies of (i) the memorandum and articles of association of Merger Sub as then in force, as filed with and stamped by the Cayman Registrar; (ii) copies of resolutions duly passed by the board of directors of Merger Sub authorizing the Merger Agreement, the additional agreements to which Merger Sub is a party and the transactions contemplated thereby; (iii) the Merger Sub Shareholder Approval duly executed by all of the shareholders of Merger Sub, and (iv) a certificate of good standing of Merger Sub, issued as of a recent date (not less than three (3) days before the Closing Date) by the Cayman Registrar.

(h) Each of Alps Holdco and the Alps Holdco Shareholders, as applicable, shall have executed and delivered to Globalink a copy of each additional agreement to which Alps Holdco or such Alps Holdco Shareholder, as applicable, is a party and that was not otherwise executed and delivered prior to the Closing.

(i) The size and composition of the post-Closing Board of Directors of the Combined Company shall have been approved, with effect from the Effective Time, by resolutions of PubCo Board of Directors.

(j) Globalink shall have received a copy of the Escrow Agreement, duly executed by the Seller Representative and the Escrow Agent.

(k) Globalink shall have obtained an opinion from an independent investment bank or other financial advisory firm mutually acceptable to Globalink and Alps Holdco as to the fairness from a financial point of view, as of the date of such opinion, of the Merger Consideration Shares to be paid to Alps Holdco Shareholders pursuant to the Merger Agreement.

Conditions to Obligations of Alps Holdco, PubCo and Merger Sub

The obligations of Alps Holdco, PubCo and Merger Sub to consummate the Closing is subject to the satisfaction, or the waiver in Alps Holdco’s sole and absolute discretion, of all of the following further conditions:

(a) Globalink shall have duly performed or complied with, in all material respects, all of its obligations and covenants hereunder required to be performed or complied with (without giving effect to any materiality or similar qualifiers contained therein) by Globalink at or prior to the Closing Date.

(b) The representations and warranties of Globalink contained in the Merger Agreement (disregarding all qualifications contained therein relating to materiality or Material Adverse Effect) shall be true and correct as of the date of the Merger Agreement and as of the Closing Date in all material respects, as if made at and as of such date (except to the extent that any such representation and warranty is made as of an earlier date, in which case such representation and warranty shall be true and correct in all material respects at and as of such earlier date).

(c) Since the date of the Merger Agreement, there shall not have occurred any material adverse effect in respect of Globalink which is continuing and uncured.

(d) Alps Holdco shall have received a certificate signed by the Chief Executive Officer of Globalink certifying the accuracy of the provisions of the foregoing paragraphs (a), (b) and (c).

(e) Alps Holdco shall have received a certificate, dated as of the Closing Date, signed by the secretary or another officer or a director of PubCo attaching true, correct and complete copies of (i) the memorandum and articles of association of PubCo then in effect, as filed with and (if received prior to the date of such certificate) stamped by the Cayman Registrar; (ii) copies of resolutions duly adopted by the board of directors of Globalink authorizing the Merger Agreement, the additional agreements to which Globalink is a party and the transactions contemplated hereby and thereby and the Globalink Proposals; and (iii) a certificate of good standing of PubCo, certified as of a recent date by the Registrar of Companies in the Cayman Islands.

(g) Each of Globalink, Sponsor or other stockholder of Globalink, as applicable, shall have executed and delivered to Alps Holdco a copy of each additional agreement to which Globalink, Sponsor or such other stockholder of Globalink, as applicable, is a party.

(h) Alps Holdco shall have received a copy of the Escrow Agreement, duly executed by PubCo, Globalink and the Escrow Agent.

Termination

The Merger Agreement may be terminated at any time prior to the Effective Time as follows:

(i)	by either Globalink or Alps Holdco if the transactions contemplated by the Merger Agreement are not consummated on or before the Outside Date, provided that, if the U.S. Securities and Exchange Commission (the “SEC”) has not declared the Form F-4 effective on or prior to the five month anniversary of the Merger Agreement, then the Outside Date will be extended by one additional month, provided further that, the failure to consummate the transactions contemplated by the Merger Agreement by the Outside Date is not due to a material breach by the party seeking to terminate the agreement;

(ii)	by either Globalink or Alps Holdco if any Authority has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Business Combination, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement and such breach was a substantial cause of, or substantially resulted in, such action by the Authority;

(iii)	by mutual written consent of Globalink and Alps Holdco duly authorized by each of their respective board of directors;

(iv)	by Globalink in the event that Alps Holdco does not deliver to Globalink the Final March 31, 2024 Financial Statements on or prior to May 31, 2024 or such other date as mutually agreed upon by Globalink and Alps Holdco in writing; and

(v)	by either Globalink or Alps Holdco if the other party has breached any of its covenants or representations and warranties as set forth in the Merger Agreement such that closing conditions would not be satisfied by the earlier of (A) the Closing Date and (B) 30 days following receipt by the breaching party of a written notice of the breach.

The Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about Globalink, PubCo, Alps Holdco, Merger Sub or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in in the disclosure schedules to the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about Globalink, PubCo, Alps Holdco, Merger Sub or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that Globalink makes publicly available in reports, statements and other documents filed with the SEC. Globalink or Alps Holdco investors and shareholders are not third-party beneficiaries under the Merger Agreement.

Certain Related Agreements

Globalink Support Agreements

Globalink, Alps Holdco, and certain stockholders of Globalink have entered into a Globalink Support Agreement, pursuant to which the stockholders of Globalink that are parties to the Globalink Support Agreements will agree to vote all shares of Globalink common stock beneficially owned by them in favor of the transactions contemplated by the Merger Agreement.

Alps Holdco Support Agreements

Globalink, Alps Holdco and certain shareholder of Alps Holdco have entered into an Alps Holdco Support Agreement, pursuant to which the shareholders of Alps Holdco that are parties to the Alps Holdco Support Agreements will agree to vote all Alps Holdco Ordinary Shares beneficially owned by them in favor of the transactions contemplated by the Merger Agreement.

Subscription Agreements

In connection with the execution of the Merger Agreement, PubCo, Globalink and Alps Holdco entered into the Subscription Agreements with certain accredited investors on June 4, 2024, June 5, 2024 and August 27, 2024, pursuant to which, among other things, PubCo has agreed to issue and sell to the investors, and the investors agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement. As of the date of this report, Globalink, Alps Holdco and PubCo are negotiating termination agreements with two investors who entered into the subscription agreements to purchase $40 million worth of PIPE Shares, dated June 4, 2024 and June 5, 2024, respectively, and the parties expect to enter into such termination agreements prior to the closing of the initial Business Combination.

Subsequent to December 31, 2024, Globalink, Alps Holdco and PubCo entered into additional subscription agreements (together with previous executed subscription agreement on August 27, 2024, the “PIPE Subscription Agreements”) with several investors on substantially same terms (together with previous investor who entered into a subscription agreement dated August 27, 2024, the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo at a purchase price of $10.00 per share for an aggregate purchase price of $3,279,911, in a private placement (the “PIPE Investment”). As of the date of this report, the PIPE Investors have subscribed for an aggregate of $3,479,911 (excluding the $40 million subscription expected to be terminated). Up to the date of this annual report, PIPE Investment of $879,911 was received by PubCo’s escrow agent, and held in an escrow account on behalf of PubCo.

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

Lock-up Agreements

The Merger Agreement provides that, prior to the Closing, and effective as of the Closing, certain Alps Holdco Shareholders, the Parent Representative and certain other stockholders of Globalink will enter into the Lock-up Agreements, subject to certain customary exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the Lock-up Shares, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, publicly disclose the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, hedge or other arrangement, or engage in any Short Sales (as defined in the Lock-up Agreement) with respect to the Lock-Up Shares until (i) (w) with respect to one hundred percent (100%) of the Lock-Up Shares, the date from the Closing until the last date that is six (6) months after the date of the Closing, (x) with respect to ninety percent (90%) of the Lock-Up Shares, the 1st day of the 7th month from the Closing until the date that is nine (9) months after the date of the Closing, (y) with respect to seventy percent (70%) of the Lock-Up Shares, the 1st day of the 10th month from the Closing until the date that is twelve (12) months after the date of the Closing, (z) with respect to forty percent (40%) of the Lock-Up Shares, the 1st day of the 13th month from the Closing until the date that is fifteen (15) months after the date of the Closing, or (ii) if sooner, the date after the Closing on which Globalink consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Globalink’s stockholders having the right to exchange their equity holdings in Globalink for cash, securities or other property. For the avoidance of doubt, no Lock-up Shares shall be subject to the terms in the Lock-up Agreement from and after the date that is fifteen (15) months after the date of the Closing.

Amended and Restated Registration Rights Agreement

At the Closing, PubCo will enter into the Amended and Restated Registration Rights Agreement with certain existing stockholders of Globalink with respect to the PubCo ordinary shares they own at the Closing, and with certain Alps Holdco Shareholders who will own PubCo ordinary shares after the Closing. The Amended and Restated Registration Rights Agreement will require Globalink to, among other things, file a resale shelf registration statement on behalf of the stockholders no later than 60 days after the Closing. The Amended and Restated Registration Rights Agreement will also provide certain demand registration rights and piggyback registration rights to the shareholders, subject to underwriter cutbacks and issuer blackout periods. PubCo will agree to pay certain fees and expenses relating to registrations under the Amended and Restated Registration Rights Agreement.

Escrow Agreement

The parties agreed that at or prior to the Closing, PubCo, Globalink and Continental, as escrow agent (the “Escrow Agent”) will enter into the Escrow Agreement, effective as of the Effective Time, in form and substance reasonably satisfactory to PubCo and Alps Holdco, pursuant to which PubCo shall issue to the Escrow Agent a number of PubCo ordinary shares (with each share valued at $10.00) equal to five percent (5%) of One Point Six Billion Dollars ($1,600,000,000), together with any equity securities paid as dividends or distributions with respect to the Escrow Shares and along with any other dividends, distributions or other income on the Escrow Shares (collectively, “Escrow Property”). The Escrow Property will be held in a segregated escrow account for a period of six (6) months after the Closing Date (“Escrow Expiry Date”) and will serve as the sole and exclusive remedy and payment for indemnification obligations (other than fraud claims), if any, pursuant to the Merger Agreement. The Escrow Property will not be subject to indemnification claims to the extent made after the Escrow Expiry Date; provided, however, with respect to any indemnification claim made on or prior to the Escrow Expiry Date that remains unresolved at the time of the Escrow Expiry Date, all or a portion of the Escrow Property reasonably necessary to satisfy such unresolved claim will remain in the Escrow Account until such claim is resolved. After the Escrow Expiry Date, any remaining Escrow Property not required to satisfy pending or unresolved indemnification claims will be distributed pro rata to the Alps Holdco Shareholders. Once all pending claims are resolved, any remaining Escrow Property will also be distributed pro rata to the Alps Holdco Shareholders. The Alps Holdco Shareholders will remain liable for any indemnification claims made after the Escrow Expiry Date. Except for fraud claims, the maximum aggregate amount of indemnification payments shall not exceed the amount of the Escrow Property in the Escrow Account at such time. As such, assuming that all of the Escrow Property is distributed to the Alps Holdco Shareholders after the Escrow Expiry Date, other than fraud claims, the maximum amount of indemnification payments would be zero given there would no longer be any Escrow Property in the Escrow Account at such time. In such event, the Alps Holdco Shareholders would not have any indemnification liability in practice after the Escrow Expiry Date other than with respect to fraud claims.

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

Our management team is led by Mr. Say Leong Lim, the Chairman of our Board of Directors, our Chief Executive Officer and Chief Financial Officer. Our board members have extensive experience serving as directors or officers for numerous publicly listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination. We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on technology focused companies and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders.

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

Our executive offices are located at 200 Continental Drive, Suite 401, Newark, Delaware 19713, and our telephone number is +6012 405 0015.

Business Strategy

While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search on industries that complement our management team’s background and to capitalize on the ability of our management team to identify and acquire a business, focusing on technology industries, specifically within the medical technology and green energy sectors. Our objective is to focus on middle market and emerging growth businesses operating with a total enterprise value from $80 million to $2 billion, which may be located throughout the world.

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

On January 30, 2024, we entered into the Merger Agreement with Alps Holdco. For details, see “Item 1. Business—Merger Agreement with Life Sciences Inc.”

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

On December 23, 2024, PubCo filed a registration statement on Form F-4 with the SEC (File No. 333-284035), relating to the Business Combination.

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

Effecting an Initial Business Combination

We will currently have up until April 9, 2025 to complete our business combination. However, if we anticipate that we may not be able to consummate our initial business combination within the deadline, we may, by resolution of our Board of Directors if requested by our sponsor, extend the period of time to consummate a business combination on a monthly basis until June 9, 2025, subject to our sponsor depositing additional funds into the Trust Account as set out below.

Pursuant to the terms of our amended and restated certificate of incorporation, as third amended, and the Trust Agreement, as amended, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $60,000 for each monthly extension, on or prior to the date of the applicable deadline. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the rights and warrants included in the private units will expire and will be worthless.

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

The per public share redemption or conversion price distributed to stockholders who elected to redeem our shares of common stock in connection with the special meeting held on December 3, 2024 was $11.77. However, we may not be able to distribute such amounts in the future as a result of claims of creditors which may take priority over the claims of our public stockholders.

Pursuant to the rules of the Nasdaq, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time at which we enter into a definitive business combination agreement, which we refer to as the 80% test. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the Trust Account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or insiders. As we are no longer listed on the Nasdaq, we will not be required to satisfy the 80% test.

We anticipate structuring our initial business combination so that the post-transaction company in which we will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

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

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote or vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the Trust Account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or whether we will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company stockholders or a purchase of stock of the target company. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our amended and restated certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our amended and restated certificate of incorporation.

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

If, however, stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, we will:

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination, though our sponsor, officers and directors do not intend to acquire any shares of our common stock in the open market. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, we would not need any of the public shares sold in connection with our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders, make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his, her or its shares of common stock be converted for a full pro rata portion of the amount then in the Trust Account ($10.15 per share as of December 31, 2024), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable.

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

Liquidation if No Business Combination

If we do not complete a business combination on or before April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights will expire, and holders of the rights will receive nothing upon a liquidation with respect to such rights, and the rights will be worthless.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the Extended Deadline and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. The underwriters in the IPO have execute such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third-party that refused to execute a waiver would be the engagement of a third-party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, our sponsor may not be able to satisfy its indemnification obligations, as we have not required our sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that our sponsor will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than approximately $10.15 per share, based on the balance of our Trust Account as of December 31, 2024, due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the Trust Account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share redemption or conversion amount received by public stockholders may be less than $10.15 per share, based on the balance of our Trust Account as of December 31, 2024.

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

Amended and Restated Certificate of Incorporation, As Third Amended

Our amended and restated certificate of incorporation, as third amended, contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our amended and restated certificate of incorporation, as third amended, relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation, as third amended. Specifically, our amended and restated certificate of incorporation, as third amended, provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote or vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the Trust Account, net of taxes payable, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and, assuming a quorum is present at the meeting, the affirmative vote of a majority of the shares of common stock present in person or represented by proxy and entitled to vote at the meeting are voted in favor of the business combination;
●	if our initial business combination is not consummated on or before April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described therein) the closing of the IPO, then our existence will terminate and we will distribute all amounts in the Trust Account to all of our public holders of shares of common stock;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	restrictions relating to liquidating the Trust Account if we failed to consummate a business combination in the time-frame specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;
●	restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;
●	the requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;
●	the restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;
●	the obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;
●	the obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation; and
●	the requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a blank check company with no operating history and no revenues and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we determine to amend certain agreements made by our management team, many of the disclosures contained in the IPO prospectus regarding those agreements would no longer apply.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

●	Globalink may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

●	Reimbursement of out-of-pocket expenses incurred by our insiders or any of their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations, could reduce the funds available to us to consummate a business combination. In addition, an indemnification claim by one or more of our officers and directors in the event that any of them are sued in their capacity as an officer or director could also reduce the funds available to us outside of the Trust Account.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

●	If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	If our insiders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to affect our initial business combination.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

●	Our insiders and their affiliates may be owed reimbursement for out-of-pocket expenses which may cause them to have conflicts of interest in determining whether a particular business combination is most advantageous.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

●	The shares beneficially owned by our insiders, including our officers and directors, will not participate in a redemption and, therefore, our insiders may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

●	The value of the insider shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

●	There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	Our insiders paid an aggregate of $25,000, or approximately $0.009 per share, for the insider shares, and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of common stock.

●	If we invest the funds held in the Trust Account in securities, they could bear a negative rate of interest, which could reduce the value of the assets held in trust and the per-share redemption amount received by public stockholders.

●	If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements discussed above for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

●	We may amend the terms of the rights or warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights or warrants, respectively.

●	Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

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

Risks Relating to Our Business and Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a blank check company with no operating history and no revenues and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to complete our initial business combination with one or more target businesses. Even though we have entered into the Merger Agreement with Alps Holdco, we may not be able to successfully complete our business combination with Alps Holdco. If we fail to complete our initial business combination, we will never generate any operating revenues.

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001.

The Company’s public shares are subject to redemption at the time of an initial business combination. Although the Company did not specify a maximum redemption threshold, its charter currently in effect provides that consummate its initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause its net tangible assets to be less than $5,000,001. In connection with meetings of stockholders held by the Company on March 6, 2023, November 28, 2023 and December 3, 2024, respectively, 6,756,695, 2,180,738 and 2,285,056 public shares of the Company were redeemed at a price of $10.35 per share, $10.82 per share and $11.77 per share, respectively. These redemption events have lowered the amount of money available in our Trust Account and increased the risks that we may not be able to consummate an initial business combination.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait until our liquidation before receiving distributions from the Trust Account.

Currently, we have until April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein) to consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the Trust Account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, potentially at a loss.

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

If we anticipate that we may not be able to consummate our initial business combination on or before April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein), we may, by resolution of our Board of Directors if requested by our sponsor, further extend the period of time to consummate a business combination up to another two times by monthly extensions, as long as our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposits into the Trust Account $60,000 for each extension on or prior to the date of the applicable deadline. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote.

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

Our amended and restated certificate of incorporation, as third amended, currently in effect, authorizes the issuance of up to 500,000,000 shares of common stock, par value $0.001 per share. We may issue a substantial number of additional shares of common stock to complete our initial business combination. The issuance of additional shares of common stock:

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and Globalink has limited time to complete its initial business combination. If Globalink cannot complete its initial business combination by April 9, 2025 (or by June 9, 2025 if our time to complete a business combination is extended as described herein) because the review process drags on beyond such timeframe or because Globalink’s initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, Globalink may be required to liquidate. If Globalink liquidates, based on the Trust Account balance as of December 31, 2024, Globalink’s public stockholders may only receive approximately $10.15 per share, and the warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may be limited to the funds held outside of the Trust Account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of the IPO, $967,578 is available to us initially outside the Trust Account to fund our working capital requirements. Especially since the underwriters’ over-allotment option was exercised in full, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. We have issued promissory notes with an aggregate value of approximately $4.2 million to the private investor, PGM, among which $2 million is due within 60 days after the consummation of our initial business combination and the remaining balance will be converted into ordinary shares of PubCo at the time of consummation, at a conversion price of $10.00 per share. We expect to continue issuing promissory notes or incurring debts as needed for working capital purposes. In such event, we would need to borrow funds from our insiders to operate or may be forced to liquidate. Our insiders are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption price received by stockholders may be less than approximately $10.15 per share, based on the balance of our Trust Account as of December 31, 2024.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination on or before April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein) or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than $10.15 per share, based on the balance of our Trust Account as of December 31, 2024, due to claims of such creditors. Pursuant to the letter agreement dated December 6, 2021, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

If we have not completed our initial business combination on or before April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders any amounts owed to them by us.

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

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the Trust Account, the rights will expire, and right holders will not receive any of the amounts held in the Trust Account in exchange for such rights.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash or net tangible assets at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 42 months after the IPO, or until June 9, 2025, in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

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

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in consummating our initial business combination with certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Significant capital is required for our initial business combination. If the net proceeds of the IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or other reasons, we will be required to seek additional financing. We have issued promissory notes with an aggregate value of approximately $4.2 million to the private investor PGM, among which $2 million is due within 60 days after the consummation of our initial business combination and the remaining balance will be converted into ordinary shares of PubCo at the time of consummation, at a conversion price of $10.00 per share, and we may be required to issue similar promissory notes or incur debts for our working capital needs. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our insiders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our insiders collectively beneficially own approximately 97.6% of our issued and outstanding shares of common stock. In connection with any vote for a proposed business combination, our insiders have agreed to vote the shares of common stock owned by them after the IPO as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

Our Board of Directors is divided into three classes and, therefore, our insiders will continue to exert control over us until the closing of a business combination.

Our Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until after April 9, 2025 (or until after June 9, 2025 if our time to complete a business combination is extended as described herein). If there is an annual meeting, as a consequence of our “staggered” Board of Directors, fewer than half of the Board of Directors will be considered for election and our insiders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our insiders will continue to exert control at least until the consummation of our initial business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, as amended, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account, based on the balance of our Trust Account as of December 31, 2024.

The requirement that we complete our initial business combination on or before April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein) may give potential target businesses leverage over us in negotiating our initial business combination.

We have until April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account, based on the balance of our Trust Account as of December 31, 2024.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account, based on the balance of our Trust Account as of December 31, 2024, and our rights and warrants will expire worthless.

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

We entered into the Merger Agreement with Alps Holdco, whose main operating subsidiary is a Malaysian company focusing on the provision of precise and preventive healthcare solutions. If we consummate our initial business combination with Alps Holdco or any other target company with operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

We entered into the Merger Agreement with Alps Holdco, whose main operating subsidiary is a Malaysian company focusing on the provision of precise and preventive healthcare solutions. If we effect our initial business combination with Alps Holdco or any other target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we consummate our initial business combination with a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws of the United States.

Provisions in our amended and restated certificate of incorporation, as third amended and currently in effect, and Delaware law, may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation, as third amended and currently in effect, contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board of Directors and the ability of the Board of Directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We may consummate a business combination with Alps Holdco under the Merger Agreement or with such other target business in any industry or geographic location (excluding China, Hong Kong and Macau) we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

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

In light of the involvement of our insiders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under ITEM 10 “Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Alps, the target business which we intend to consummate our initial business combination with under the Merger Agreement, is not affiliated with any of our insiders, officers or directors. To the extent that we do not consummate our initial business combination with Alps Holdco, although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in ITEM 1 “Business — Acquisition Criteria” such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our insiders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

In order to meet our working capital needs following the consummation of the IPO, our insiders, including our officers and directors, or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. We have issued promissory notes with an aggregate value of approximately $4.2 million to the private investor, PGM, among which $2 million is due within 60 days after the consummation of our initial business combination and the remaining balance will be converted into ordinary shares of PubCo at the time of consummation, at a conversion price of $10.00 per share. If we fail to consummate a business combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

Risks Relating to our Securities

Our securities were suspended from trading and delisted from Nasdaq on December 17, 2024, following receipt of a delisting determination letter from Nasdaq on December 10, 2024. This could have significant material adverse consequences on us and our securities, including that it will negatively impact our ability to complete a Business Combination, will limit investors’ ability to make transactions in our securities and could subject us to additional trading restrictions.

We currently have up until April 9, 2025 (our 40-month anniversary) to complete an initial business combination. Nasdaq Listing Rule 5815, which was amended effective October 7, 2024, provides for the immediate suspension and desilting upon issuance of a listing determination letter for failure to meet the requirement in Nasdaq Listing Rule IM 5101-2(b), curtailing the ability of the Nasdaq hearings panel to give special purpose acquisition companies more time to complete an initial business combination beyond 36 months. Nasdaq Listing Rule IM 5101-2(b) requires a SPAC such as us to complete its initial business combination within 36 months of the effectiveness of its IPO registration statement, which, in our case, is December 9, 2024.

As such, following December 9, 2024 (our 36-month anniversary), we are no longer in compliance with Nasdaq listing rules. On December 10, 2024, we received a delisting determination letter from Nasdaq. As a result, our securities were immediately suspended from trading and delisted from Nasdaq on December 17, 2024, following our receipt of the delisting determination letter. Our securities are currently traded on OTC Pink.

In addition, in connection with any initial business combination, we would be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time, particularly if we are no longer listed on a stock exchange.

As our securities have been delisted from Nasdaq, we and our securities are currently facing significant material adverse consequences, including:

●	being less attractive to potential business combination targets and therefore making it more difficult for us to complete an initial business combination;

●	a decreased ability to issue additional securities or obtain additional financing in the future;

●	a limited availability of market quotations for our securities, even if our securities were to be quoted on an over-the-counter market;

●	reduced liquidity and demand for our securities;

●	determination that our shares of common stock are a “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules and could result in a further reduced level of trading activity in the secondary trading market for our securities;

●	greater difficulty and cost at being able to satisfy any applicable stock exchange’s initial listing requirements for the post-business combination company;

●	our securities no longer qualifying as “covered securities” under the National Securities Markets Improvement Act of 1996 (“NSMIA”), meaning that sales of our securities would be subject to regulation in each state in which that sale occurs, including in connection with our initial business combination, which may negatively impact our ability to consummate our initial business combination or to otherwise issue additional securities or obtain additional financing in the future and could negatively impact the ability of our security holders to trade, and result in further reduced liquidity and demand for, our securities; and

●	a limited amount of news and analyst coverage.

Additionally, under the Merger Agreement, one of the conditions to Closing is the listing by Nasdaq of the PubCo ordinary shares and PubCo warrants and satisfaction of initial and continued listing requirement. As of December 17, 2024, our securities were delisted from the Nasdaq, and we do not believe it is possible for Globalink to be able to regain compliance with the continued listing requirements of Nasdaq or otherwise get listed on Nasdaq again prior to the Closing. Additionally, as a result of such delisting, PubCo may face increased difficulties and uncertainties in meeting the initial and continued listing requirement of Nasdaq, such as the requirements as to the market value of unrestricted publicly held shares and market value of listed securities. Approval of listing by Nasdaq of the PubCo ordinary shares and PubCo warrants, as well as the satisfaction of initial and continued listing requirements of Nasdaq are conditions to the consummation of the Business Combination, and as of the date of this Annual Report, we still expect to PubCo to be able to satisfy such conditions, and we do not expect to seek a waiver or amendment of these closing conditions. Nevertheless, as a result of the delisting of Globalink’s securities by the Nasdaq, Globalink may face increased uncertainties as to its ability to successfully consummate the Business Combination.

If we invest the funds held in the Trust Account in securities, they could bear a negative rate of interest, which could reduce the value of the assets held in trust and the per-share redemption amount received by public stockholders.

In July 2023, we instructed Continental, as trustee of our Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. However, to the extent that funds held in our Trust Account are invested in any securities, including U.S. government treasury bills with a maturity of 180 days or less or money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, such investment could generate a negative return. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable. Negative interest rates could reduce the value of the assets held in trust and the per-share redemption amount received by public stockholders.

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

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the Trust Account, the warrants will expire, and holders will not receive any of the amounts held in the Trust Account in exchange for the warrants.

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

No warrants will be exercisable for cash, and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our redeemable warrants to exercise such redeemable warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the redeemable warrants than they would have received had they been able to exercise their redeemable warrants for cash.

If we call our warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the rights or warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights or warrants, respectively.

Our rights are issued in registered form under a rights agreement, and our warrants are issued in registered form under a warrant agreement, each between Continental, as rights or warrant agent, as applicable, and us. Each of the rights agreement and warrant agreement provides that the terms of the rights or warrants, as applicable, may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. Each of the rights agreement and warrant agreement requires the approval by the holders of a majority of the then outstanding rights or warrants (including the private warrants), as applicable, in order to make any change that adversely affects the interests of the registered holders of the rights or warrants, as applicable. With respect to any amendment to the terms of only the private warrants, the warrant agreement requires the approval of the registered holders of a majority of the then outstanding private warrants.

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

Redemptions of our common stock could give rise to dividend income (rather than gain on a sale or exchange) in certain circumstances.

In the event that an investor’s shares of common stock are redeemed, the treatment of the transaction for U.S. federal income tax purposes will depend on whether the redemption qualifies as sale of the shares of common stock or is instead treated as a dividend. Whether a redemption qualifies for sale treatment will depend largely on the total number of shares of our stock treated as held by the investor (including any stock constructively owned by the investor as a result of owning rights or by attribution) relative to all of our shares outstanding both before and after the redemption. If the redemption does not qualify for sale treatment, all or a portion of such redemption could be treated as a taxable dividend to the extent of our current or accumulated earnings and profits for tax purposes (which include earnings for the entire year of such payment, including after such payment is made). Amounts treated as dividends to non-U.S. investors may be subject to withholding tax. Certain non-corporate U.S. investors may be eligible for reduced rates of taxation upon dividends. The rules regarding the tax treatment of such redemptions are complex and will depend on each investor’s own circumstances. Each investor should consult with its own tax advisors as to the tax consequences of a redemption.

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

Our business could be adversely affected by severe weather conditions and natural disasters. Any of such occurrences could cause severe disruption to our daily operations and may even require a temporary closure of our operations across one or more markets. Such closures may disrupt our business operations and adversely affect our business, financial condition and results of operations. Our operations could also be disrupted if our third-party service providers, business partners or acquisition targets were affected by such natural disasters. If the disruptions posed by such events continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Our amended and restated certificate of incorporation, as third amended and currently in effect, designates the Court of Chancery of the State of Delaware (the “Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation, as third amended and currently in effect, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the inclusion of such provision in our amended and restated certificate of incorporation will not be deemed to be a waiver by our stockholders of our obligation to comply with federal securities laws, rules and regulations, and the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our securities trade on OTC Pink. Each of our units consists of one share of common stock, $0.001 par value, one right to acquire one-tenth (1/10) of one share of common stock and one warrant to purchase one half (1/2) of one share of common stock. From December 7, 2021 to December 16, 2024, our units traded on Nasdaq under the symbol “GLLIU.” The common stock, rights and warrants underlying our units traded separately on Nasdaq under the symbols “GLLI,” “GLLIR,” and “GLLIW,” respectively, from December 22, 2021 to December 16, 2024. Since December 17, 2024, the Company’s units, common stock, rights and warrants started trading on OTC Pink.

Holders of Record

On March 24, 2025, there were two holders of record of our units, seven holders of record of shares of our common stock, one holder of record of our rights, and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

A total of $116,725,000 of the net proceeds from the sale of units in the IPO (including the Over-Allotment Units) and the private placements on December 9, 2021, and December 13, 2021, were placed in a Trust Account established for the benefit of the Company’s public stockholders.

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

In connection with a special meeting of stockholders held by the Company on December 3, 2024, 2,285,056 shares of the Company’s common stock were redeemed at a price of $11.77 per share.

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

Recent Developments

Extension

As of the date of this Annual Report, the Company has extended the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021 (the “Termination Date”) four times under its current amended and restated certificate of incorporation, as third amended (or twenty-one times since the IPO), and has until April 9, 2025 to complete its initial business combination.

Business Combination

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

On March 6, 2025, Globalink, Alps Holdco, Parent Representative and Seller Representative, entered into a First Amendment to the Merger Agreement (the “Amendment”), pursuant to which, parties agreed to:

●	remove the earn-out provision from the Merger Agreement; and

●	remove the $5,000,001 net tangible asset requirement for (i) Globalink immediately prior to the Closing, and (ii) PubCo upon Closing, provided that the PubCo satisfies the listing requirements of and is approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market.

PIPE Agreements

On June 4, June 5 and August 27, 2024, Globalink, Alps Holdco and PubCo entered into subscription agreements with three investors on substantially same terms, pursuant to which, among other things, PubCo has agreed to issue and sell to the investors, and the investors agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement. As of the date of this report, Globalink, Alps Holdco and PubCo are negotiating termination agreements with two investors who entered into the subscription agreements to purchase $40 million worth of PIPE Shares, dated June 4, 2024 and June 5, 2024, respectively, and the parties expect to enter into such termination agreements prior to the closing of the initial Business Combination.

Subsequent to December 31, 2024, Globalink, Alps Holdco and PubCo entered into additional subscription agreements (together with previous executed subscription agreement on August 27, 2024, the “PIPE Subscription Agreements”) with several investors on substantially same terms (together with previous investor who entered into a subscription agreement dated August 27, 2024, the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo at a purchase price of $10.00 per share for an aggregate purchase price of $3,279,911, in a private placement (the “PIPE Investment”). As of the date of this report, the PIPE Investors have subscribed for an aggregate of $3,479,911 (excluding the $40 million subscription expected to be terminated). Up to the date of this annual report, PIPE Investment of $879,911 was received by PubCo’s escrow agent, and held in an escrow account on behalf of PubCo.

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

Nasdaq Notice

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

On December 10, 2024, the Company, received a notice (the “Delisting Notice”) from the Listing Qualifications Department of the Nasdaq that the Company was not in compliance with Nasdaq Listing Rule IM-5101-2, which requires a special purpose acquisition company to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by December 6, 2024, the Company did not comply with IM-5101-2, which triggered the issuance of a delisting determination from Nasdaq to delist the Company’s securities. According to the Delisting Notice, the trading of Company’s common stock, warrants, rights and units would be suspended at the opening of business on December 17, 2024, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. The Company did not appeal this ruling. The Company transferred its securities, including common stock, warrants, rights and units, to OTC Pink for quotation under the same ticker symbols following the delisting of the Company’s securities on Nasdaq. Despite the delisting of its securities, the Company expects to continue proceeding with the transactions contemplated by the Merger Agreement (as defined below).

Results of Operations

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024 relates to the Company’s formation and the Company’s initial public offering (the “IPO”), search for a prospective initial business combination target and negotiation for a business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the year ended December 31, 2024, we had a net loss of $978,445, all of which consisted of operating expenses incurred driven by general and administrative expenses of $1,569,710, franchise tax expense of $143,662, provision for income tax of $239,905, tax penalties and interest of $121,630, change in fair value of warrants liabilities of $855, and $188,203 in interest expense, partially offset by interest income on cash held in the Trust Account of $1,285,520.

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

Offering costs for the IPO and the exercise of the underwriters’ Over-allotment Option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the Trust Account) and $562,896 of other costs. The $4,025,000 of deferred underwriting fee payable is contingent upon the company consummating an initial business combination, subject to the terms of the underwriting agreement.

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

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on July 27, 2023, we instructed Continental, as trustee of our Trust Account, to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”).

For the year ended December 31, 2024, cash used in operating activities was $2,039,334. Net loss of $978,445 was affected by interest earned on cash held in the Trust Account of $1,285,520 and change in fair value of warrants liabilities of $855. Changes in operating assets and liabilities provided by $223,776 of cash for operating activities.

For the year ended December 31, 2023, cash used in operating activities was $1,402,478. Net income of $1,320,324 was affected by interest earned on cash and investments held in the trust account of $3,090,407 and change in fair value of warrants liabilities of $4,389. Changes in operating assets and liabilities provided by $371,994 of cash from operating activities.

We had cash held in the Trust Account of $3,349,591 and $28,668,218 as of December 31, 2024 and 2023, respectively. Interest income on the balance in the Trust Account of $1,285,520 for the year ended December 31, 2024 may be used by us to pay taxes. For the year ended December 31, 2024, $433,768 was withdrawn from the Trust Account to pay for taxes.

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

We had $253,507 and $79,073 of cash held outside of the Trust Account as of December 31, 2024 and 2023, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of December 31, 2024, there were no working capital loans outstanding.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. As of December 31, 2024, $390,000 of advance is reflected in “Due to Affiliate” on the consolidated balance sheet.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination.  As of December 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On October 3, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On December 9, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $350,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $350,000 had been borrowed and no amount was available under this note for borrowing.

On March 6, 2025, the Company, PubCo and Public Gold Marketing Sdn Bhd entered into an agreement, pursuant to which the parties agreed that $2 million of the outstanding balance under the Promissory Notes shall be due and payable in cash within 60 days from the date of the Closing, and the remaining balance under the Promissory Notes shall be converted into ordinary shares of PubCo at the time of Closing, at a conversion price of $10.00 per share.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until April 9, 2025 to complete the initial business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2025. The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024 and 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Right of First Refusal

Subject to certain conditions, we granted Chardan Capital Markets, LLC, the representative of the underwriters in the IPO, for a period of 12 months after the date of the consummation of our initial business combination, a right of first refusal to act as book-running manager, with at least 30% of the economics paid to all advisors and/or underwriters), for any and all future financings undertaken until the first (1st) anniversary of the date of the closing of an initial business combination and (b) as sole/lead left financial advisor with respect to any and all mergers and acquisitions transactions during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for the IPO.

Promissory Notes

As of December 31, 2024 and December 31, 2023, the aggregate amounted owed in connection with the promissory notes was $4,445,458 and $1,757,255, respectively, which includes interest accrued as reflected on the consolidated balance sheet.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements as of December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments), the Company’s internal control over financial reporting related to our compliance control of timely tax return filings, and due to the revisions to our earnings per share, our disclosure controls and procedures were not effective.

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

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Say Leong Lim	55	Chairman of the Board of Directors and Chief Executive Officer
Hong Shien Beh	38	Independent Director
Kian Huat Lai	58	Independent Director
Hui Liang Wong	42	Independent Director

Say Leong Lim has served as our Chairman of the Board of Directors and Chief Executive Officer since our inception and has served as our Chief Financial Officer since March 2025. Mr. Lim has been involved in numerous corporate and operation transactions, amongst other IPOs, RTOs, M&A deals, restructuring and rightsizing, funding, training, management and operational controls in Malaysia, Singapore, Indonesia, Hong Kong, China and Australia over the last 30 years. Since April 2023, Mr. Lim has served as the chief executive officer of Xtend Digital Sdn Bhd, a technology company based in Malaysia. Since June 2021, Mr. Lim has served as an independent director at LFE corporation Bhd, an engineering company in Malaysia. Since February 2019, Mr. Lim has served as the Independent Non-executive Director of Aurora Italia International Bhd, a public retail company in Malaysia. In May 2010, Mr. Lim co-founded Everise Concepts PLT and has since served as its advisor. Everise Concepts PLT is principally involved in the provision of corporate and business consultancy, real estate projects and the wholesale and distribution of fast-moving consumer goods via retail and online channels. From November 2020 to April 2022, Mr. Lim served as an independent director of Caely Holdings Bhd. Mr. Lim obtained his Chartered Management Accountancy qualification from the Chartered Institute of Management Accountants (CIMA) United Kingdom in 1991 and was admitted as a member of the Malaysian Institute of Accountants (MIA) in 1996 and a member of the Chartered Tax Institute of Malaysia in 1999. He is also a Fellow member of the Institute of Corporate Directors Malaysia. Mr. Lim obtained his Masters of Business Administration from Heriot-Watt University in United Kingdom in 1997.

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

Number, Terms of Office and Appointment of Officers and Directors

Our Board of Directors consists of four members, three of whom are deemed “independent” under SEC rules. Our Board of Directors has been divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Kian Huat Lai, expired at our special meeting of stockholders held on November 28, 2023, in lieu of our first annual meeting of stockholders, who was re-elected as a director of the Company by the stockholders at the meeting. The term of office of the second class of directors, consisting of Hui Liang Wong and Hong Shien Beh, expired at our special meeting of stockholders held on December 3, 2024, in lieu of our the second annual meeting of stockholders, who were both re-elected as directors of the Company by the stockholders at the meeting. The term of office of the third class of directors, consisting of Say Leong Lim, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that each of Hong Shien Beh, Hui Liang Wong, and Kian Huat Lai is an “independent director” as defined in the applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Hong Shien Beh, Hui Liang Wong, and Kian Huat Lai will participate in the consideration and recommendation of director nominees. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

In November 2023, Mr. Cliff (Ming Hang) Chong transferred the 10,000 insider shares he owned to Mr. Kelvin (Zeng Yenn) Chin, our former Chief Financial Officer.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein). This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers and directors:

Individual (1) (2)	Entity	Entity’s Business	Affiliation
Say Leong Lim	LFE Corporation Bhd	Engineering	Independent Director

	Aurora Italia International Bhd	Retail	Independent Director

	Everise Concepts PLT	Consultancy	Advisor

	Newgen PLT	Property	Advisor

Kian Huat Lai	Ni Hsin Group Berhad	Investment Holding	Executive Director

Hui Liang Wong	Seedset Sdn Bhd	Consultancy	Executive Director

	Avoras Malaysia Sdn Bhd	IT Services	Executive Director

	Adansys Consulting Sdn. Bhd.	IT Consulting	Executive Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.
(2)	Each individual listed has a fiduciary duty with respect to each of the listed entities opposite from his or her name.

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

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation, as third amended and currently in effect, provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation, as third amended and currently in effect, provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our amended and restated certificate of incorporation, as third amended and currently in effect, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this Annual Report. We have entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 24, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares of common stock
Directors and Executive Officers: (1)
Say Leong Lim	15,000	*
Hong Shien Beh	5,000	*
Kian Huat Lai	5,000	*
Hui Liang Wong	5,000	*
		*
All officers and directors as a group (5 individuals)	30,000	*

5% or Greater Beneficial Owners:
GL Sponsor LLC(3)	2,835,000	76.16%
Public Gold Marketing Sdn Bhd(4)	570,000	15.31%

*	Less than one percent.
(1)	Unless otherwise indicated, the business address of each of the individuals is 200 Continental Drive, Suite 401, Newark, Delaware 19713.

(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding private rights and private warrants as such shares are not issuable within 60 days of the date of this Annual Report.
(3)	GL Sponsor LLC, our sponsor, is the record holder of the shares reported herein. GL Sponsor LLC is managed by Yan Xun Ng. Yan Xun Ng may be deemed to beneficially own the shares held by our sponsor by virtue of his control of our sponsor. Yan Xun Ng disclaims beneficial ownership of the shares held by our sponsor except to the extent of his pecuniary interest therein. The business address of our sponsor is 1180 Avenue of the Americas, 8th Floor, New York, NY.
(4)	Public Gold Marketing Sdn. Bhd. is a Malaysian private limited company and an investor who purchased 570,000 private units in the private placement consummated simultaneously with the consummation of the IPO. PGM is an affiliate of the sponsor (as defined below) as its 95% equity holder has a familial relationship with the control person of the sponsor. The address of Public Gold Marketing Sdn. Bhd. is Plot 21 Technoplex Medan Bayan Lepas, Taman Perindustrain Bayan Lepas, Phase IV, 11900 Penang, Malaysia. Public Gold Marketing Sdn. Bhd. is controlled by Chun Hau Ng.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Our sponsor has agreed that, commencing on the date of the IPO prospectus through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company is not required to pay the sponsor $10,000 monthly starting from September 30, 2023. As of December 31, 2024 and 2023, the balance of unpaid amount due to our sponsor was $217,000. Such unpaid amount accrues without interest and will be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Company’s sponsor advanced $130,000 to the Company, for a total advance of $390,000. The $390,000 advance to fund trust extension deposits is reflected in “Due to related parties” on the consolidated balance sheets. On March 24, 2025, the affiliate, the Company, PubCo, entered into an agreement to convert the total advance of $390,000 into ordinary shares of PubCo at a conversion price of $10.0 per share, immediately upon and subject to the closing of the Business Combination.

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of December 31, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. As of December 31, 2024, $390,000 of advance is reflected in “Due to Affiliate” on the consolidated balance sheet.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business  combination. As of December 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On October 3, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On December 9, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $350,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $350,000 had been borrowed and no amount was available under this note for borrowing.

GL Sponsor LLC, our sponsor, is the record holder of the shares reported herein. GL Sponsor LLC is managed by Yan Xun Ng. Yan Xun Ng may be deemed to beneficially own the shares held by our sponsor by virtue of his control of our sponsor. Yan Xun Ng disclaims beneficial ownership of the shares held by our sponsor except to the extent of his pecuniary interest therein.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that each of Hong Shien Beh, Hui Liang Wong, and Kian Huat Lai is an “independent director” as defined in applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. For the years ended December 31, 2024 and 2023, fees were approximately $264,710 and $134,000, for the services performed in connection with review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods, the audit of our December 31, 2024 and 2023 consolidated financial statements included in this Annual Report and the review of PubCo’s registration statement on Form F-4.

Audit-Related Fees. For the years ended December 31, 2024 and 2023, Marcum LLP did not render assurance and related services related to the services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice during the years ended December 31, 2024 and 2023.

All Other Fees. For the years ended December 31, 2024 and 2023, Marcum LLP did not render any services to us other than those set forth above.

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

Exhibit No.	Description
2.1(5)	Merger Agreement dated January 30, 2024 by and among Alps Global Holding Berhad, Globalink Investment Inc. and certain other parties
2.2(6)	Amended and Restated Merger Agreement dated May 20, 2024 by and among Alps Life Sciences Inc., Globalink Investment Inc. and certain other parties
2.3(8)	Amendment No. 1 to the Amended and Restated Merger Agreement by and among Alps Life Sciences Inc., Globalink Investment Inc. and certain other parties, dated March 6, 2025
3.1(2)	Certificate of Incorporation.
3.2(1)	Amended and Restated Certificate of Incorporation
3.3(3)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
3.4(4)	Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
3.5(7)	Third Amendment to the Amended and Restated Certificate of Incorporation of the Registrant
3.6(2)	Bylaws
3.7(2)	Form of Amended and Restated Bylaws
4.1(2)	Specimen Unit Certificate
4.2(2)	Specimen Common Stock Certificate
4.3(2)	Specimen of Right Certificate
4.4(1)	Rights Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company
4.5(2)	Specimen Warrant Certificate
4.6(1)	Warrant Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company
10.1(1)	Letter Agreements, dated December 6, 2021, by and between the Company and each of the Company’s officers, directors and initial stockholders
10.2(9)	Investment Management Trust Agreement, dated December 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as amended on March 6, 2023 and November 28, 2023
10.3(7)	Amendment No. 3 to Investment Management Trust Agreement dated December 3, 2024 by and between the Company and Continental Stock Transfer and Trust Company
10.4(1)	Stock Escrow Agreement, dated December 6, 2021, by and among the Company, Continental Stock Transfer & Trust Company and the initial stockholders of the Company
10.5(1)	Registration Rights Agreement, dated December 6, 2021, by and among the Company and the initial stockholders of the Company
10.6(1)	Subscription Agreement, dated December 6, 2021, by and between the Company and Public Gold Marketing Sdn. Bhd
10.7(1)	Indemnity Agreements, dated December 6, 2021, by and between the Company and each of the directors and officers of the Company
10.8(1)	Administrative Services Agreement, dated December 6, 2021, by and between the Company and GL Sponsor LLC
10.9(1)	Underwriting Agreement, dated December 6, 2021, by and between the Company and Chardan Capital Markets, LLC
10.10(10)	Agreement entered into by and among Globalink Investment Inc., Alps Global Holding Pubco and Public Gold Marketing Sdn. Bhd., dated March 6, 2025
10.10(6)	Form of Parent Support Agreement
10.11(6)	Form of Alps Holdco Shareholders Support Agreement
10.12(6)	Form of Subscription Agreement
10.13(6)	Form of Lock-up Agreement
10.14(6)	Form of Amended and Restated Rights Agreement
14(2)	Form of Code of Ethics
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1(9)	Compensation Recovery Policy
99.1(2)	Form of Audit Committee Charter
99.2(2)	Form of Compensation Committee Charter
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Document
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

(6) Incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41122), filed with the SEC on May 24, 2024.

(7) Incorporated by reference to exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41122), filed with the SEC on December 6, 2024.

(8) Incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41122), filed with the SEC on March 7, 2025.

(9) Incorporated by reference to exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-41122), filed with the SEC on April 1, 2024.

(10) Incorporated by reference to exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41122), filed with the SEC on March 12, 2025.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

GLOBALINK INVESTMENT INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Globalink Investment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Globalink Investment Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities on or before April 9, 2025 or at the discretion of the board accompanied by making additional contributions to the trust to extend the business combination deadline by an additional two months through June 9, 2025. The Company entered into a definitive merger agreement with a business combination target on January 30, 2024; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to April 9, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 9, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, California

March 24, 2025

GLOBALINK INVESTMENT INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$253,507	$79,073
Prepaid expenses	96,892	125,625
Total current assets	350,399	204,698
Cash held in Trust Account	3,349,591	28,668,218
TOTAL ASSETS	$3,699,990	$28,872,916

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$79,886	$142,093
Franchise tax payable	209,906	200,000
Income tax payable	479,279	529,505
Promissory note – related party	4,445,458	1,757,255
Due to affiliate	607,000	607,000
Excise tax liability	1,313,485	935,214
Total current liabilities	7,135,014	4,171,067
Warrant liabilities	2,736	1,881
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	11,162,750	8,197,948

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 277,511 and 2,562,567 shares at redemption value of $10.15 and $10.90 per share, respectively, at December 31, 2024 and 2023	2,816,791	27,938,713

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at December 31, 2024 and 2023 (excluding 277,511 shares subject to possible redemption)	3,445	3,445
Accumulated deficit	(10,282,996)	(7,267,190)
Total Stockholders’ Deficit	(10,279,551)	(7,263,745)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,699,990	$28,872,916

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
OPERATING EXPENSES
General and administrative expenses	$1,569,710	$991,868
Provision for franchise tax expense	143,662	183,956
Total operating expenses	(1,713,372)	(1,175,824)

OTHER INCOME (LOSS)
Income on cash and investments held in Trust Account	1,285,520	3,090,407
Tax penalties and interest	(121,630)	(11,888)
Interest expense	(188,203)	(57,255)
Change in fair value of warrant liabilities	(855)	4,389
Total other income, net	974,832	3,025,653

(Loss) income before provision for income taxes	(738,540)	1,849,829
Provision for income taxes	(239,905)	(529,505)
NET (LOSS) INCOME	$(978,445)	$1,320,324

Weighted average shares outstanding Common stock – redeemable	2,425,214	5,755,364
Basic and diluted net income per share, Common stock – redeemable	$0.26	$0.38
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock – non-redeemable	$(0.47)	$(0.25)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2022	3,445,000	$3,445	$(4,056,637)	$(4,053,192)

Excise tax imposed on common stock redemptions	—	—	(935,214)	(935,214)

Remeasurement of common stock subject to redemption	—	—	(3,595,663)	(3,595,663)

Net income	—	—	1,320,324	1,320,324

Balance – December 31, 2023	3,445,000	3,445	(7,267,190)	(7,263,745)

Remeasurement of common stock subject to redemption	—	—	(1,768,457)	(1,768,457)

Excise tax imposed on common stock redemptions	—	—	(268,904)	(268,904)

Net loss	—	—	(978,445)	(978,445)

Balance - December 31, 2024	3,445,000	$3,445	$(10,282,996)	$(10,279,551)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(978,445)	$1,320,324
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(1,285,520)	(3,090,407)
Change in fair value of warrant liabilities	855	(4,389)
Changes in operating assets and liabilities:
Prepaid expenses	28,733	81,820
Deferred tax liability	—	(79,358)
Due to related parties	—	90,000
Income tax payable	(50,226)	300,678
Interest expense accrual	188,203	57,255
Accounts payable	(62,208)	(42,036)
Excise tax liability	109,368
Franchise tax payable	9,906	(36,365)
Net cash used in operating activities	(2,039,334)	(1,402,478)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(720,000)	(1,230,000)
Cash withdrawn from Trust Account in connection with redemption of common stock	26,890,379	93,521,369
Cash withdrawn from Trust Account to pay tax obligations	433,768	539,788
Net cash provided by investing activities	26,604,147	92,831,157

Cash Flows from Financing Activities:
Proceeds from promissory note	2,500,000	1,700,000
Due to affiliate - advance	—	390,000
Common stock redemption	(26,890,379)	(93,521,369)
Net cash used in financing activities	(24,390,379)	(91,431,369)

NET CHANGE IN CASH	174,434	(2,690)
CASH, BEGINNING OF PERIOD	79,073	81,763
CASH, END OF PERIOD	$253,507	$79,073

Supplementary cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$290,131	$320,073

Non-cash investing and financing activities:
Excise tax accrued for common stock redemptions	$268,904	$935,214
Remeasurement of Common stock subject to redemption	$1,768,457	$3,595,663

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

On July 27, 2022, Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, was formed. Globalink Merger Sub, Inc. had not commenced any operations as of December 31, 2024.

On April 3, 2024, Globalink Merger Sub (Cayman), was incorporated in the Cayman Islands as a wholly-owned subsidiary of the Company. Globalink Merger Sub (Cayman) had not commenced any operations as of December 31, 2024. On December 31, 2024, Globalink Merger Sub (Cayman) was deregistered.

As of December 31, 2024, the Company had not commenced any operations. All activity through December 31, 2024 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination and negotiation for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd., a Malaysian private limited company and a related party of the Company, generating gross proceeds of $5,175,000, which is described in Note 4.

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

Extension and Redemptions

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “March 2023 Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental (the “Trust Amendment Proposal”). The Company had the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company exercised the option for two three-month extensions and as a result the Company has deposited a total of $780,000, or $390,000 for each three-month extension, into the Trust Account and had until September 9, 2023 to complete its Business Combination, which was funded by a promissory note with Public Gold Marketing Sdn. Bhd. which has a current balance of $4,445,458. On September 9, 2023, October 4, 2023, and October 31, 2023, the Company deposited $130,000 each time into the Trust Account, representing $0.0275 per public share, which further extended the period of time it has to consummate its initial business combination to December 9, 2023 (“Combination Period”). The September 9, 2023, October 9, 2023 and November 1, 2023 payments were funded by the advance of $390,000 provided by an affiliate of GL Sponsor, LLC, the Company’s sponsor (the “sponsor”).

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

On November 28, 2023, the Company held a special meeting of its stockholders (the “November 2023 Special Meeting”). At the November 2023 Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation (the “Charter Amendment No. 1”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021, which was December 9, 2023 at the time of the November 2023 Special Meeting unless extended. The Charter Amendment allows the Company to extend the Termination Date by up to twelve (12) monthly extensions, to December 9, 2024 (each of which is referred to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to such Extension $60,000 for each monthly Extension; approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that was consummated on December 9, 2021, from December 9, 2023 to, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; approved the proposal to amend the Company’s Trust Agreement with Continental (the “Trust Amendment Proposal”), pursuant to which the Company’s Trust Agreement with Continental be amended to extend the time for the Company to complete its initial business combination under the Trust Agreement from (x) December 9, 2023, to (y) up to December 9, 2024, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, by depositing into the Trust Account $60,000 for each one-month Extension from December 9, 2023 to December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; and approved the proposal to re-elect Kian Huat Lai as Class I director of the Company, until the annual meeting of the Company to be held in 2026 or until his successor is appointed and qualified.

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

From November 2023 to November 2024, the Company has extended the Termination Date twelve times under its Certificate of Incorporation, as amended (or seventeen times since the IPO), and has until December 9, 2024 to complete its initial business combination.

On December 3, 2024, the Company held a special meeting of its stockholders (the “December 2024 Special Meeting”). At the December 2024 Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation (the “Charter Amendment No.2”), allowing the Company to extend the Termination Date by up to six (6) monthly Extensions, to June 9, 2025. To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension $60,000 for each monthly Extension. In connection with the meeting, Hui Liang Wong and Hong Shien Beh were elected as Class II directors of the Company, until the annual meeting of the Company to be held in 2027 or until their successors are appointed and qualified.

In connection with the votes at December 2024 Special Meeting, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $3.27 million.

On each of December 5, 2024, January 4, 2025, February 5, 2025 and March 6, 2025, the Company deposited four tranches of $60,000, for an aggregated of $240,000 into the Trust Account, extending the Termination Date to April 9, 2025.

Nasdaq Notice

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

On December 10, 2024, the Company, received a notice (the “Delisting Notice”) from the Listing Qualifications Department of the Nasdaq that the Company was not in compliance with Nasdaq Listing Rule IM-5101-2, which requires a special purpose acquisition company to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by December 6, 2024, the Company did not comply with IM-5101-2, which triggered the issuance of a delisting determination from Nasdaq to delist the Company’s securities. According to the Delisting Notice, the Company’s common stock, warrants, rights and units would be suspended at the opening of business on December 17, 2024, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. The Company did not appeal this ruling. The Company transferred its securities, including common stock, warrants, rights and units, to OTC Pink for quotation under the same ticker symbols following the delisting of the Company’s securities on Nasdaq. Despite the delisting of its securities, the Company expects to continue proceeding with the transactions contemplated by the Merger Agreement (as defined below).

Business Combination

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

On March 6, 2025, Globalink, Alps Holdco, Parent Representative and Seller Representative, entered into a First Amendment to the Merger Agreement (the “Amendment”), pursuant to which, parties agreed to:

●	remove the earn-out provision from the Merger Agreement; and

●	remove the $5,000,001 net tangible asset requirement for (i) Globalink immediately prior to the Closing, and (ii) PubCo upon Closing, provided that the PubCo satisfies the listing requirements of and is approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market.

On June 4, June 5 and August 27, 2024, the Company, Alps Holdco and PubCo entered into subscription agreements with three investors on substantially same terms, pursuant to which, among other things, PubCo has agreed to issue and sell to the investors, and the investors agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement. As of the date of this report, the Company, Alps Holdco and PubCo are negotiating termination agreements with two investors who entered into the subscription agreements to purchase $40 million worth of PIPE Shares, dated June 4, 2024 and June 5, 2024, respectively, and the parties expect to enter into such termination agreement prior to the closing of the initial Business Combination.

Subsequent to December 31, 2024, the Company, Alps Holdco and PubCo entered into additional subscription agreements (together with previous executed subscription agreement on August 27, 2024, the “PIPE Subscription Agreements”) with several investors on substantially same terms (together with previous investor who entered into a subscription agreement dated August 27, 2024, the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo at a purchase price of $10.00 per share for an aggregate purchase price of $3,279,911, in a private placement (the “PIPE Investment”). As of the date of this report, the PIPE Investors have subscribed for an aggregate of $3,479,911 (excluding the $40 million subscription expected to be terminated). Up to the date the consolidated financial statements were available to be issued, PIPE Investment of $879,911 was received by PubCo’s escrow agent, and held in an escrow account on behalf of PubCo.

The purpose of the PIPE Investment is to raise additional capital for use by PubCo following the closing of the Business Combination (the “Closing”). The PIPE Subscription Agreements contain customary representations and warranties of each of the Company, Alps Holdco, PubCo and the PIPE Investors, and customary conditions to closing, including the consummation of the Business Combination. Under the terms of the PIPE Subscription Agreements, PubCo is obligated to file a registration statement to register for the resale of all the PIPE Shares within 60 days of the Closing (the “Filing Deadline”), and to use its commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after the filing there of.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had $253,507 of cash available to meet working capital needs and a working capital deficit of approximately $6.8 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until April 9, 2025 to consummate a business combination, or up to June 9, 2025 if the time to complete the initial business combination is extended as described herein. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 9, 2025 (or up to June 9, 2025 if the time to complete the initial business combination is extended as described herein). The Company intends to complete a business combination before the mandatory liquidation date.

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

Cash Held in Trust Account

As of December 31, 2024 and 2023, all of the assets held in the Trust Account were held in cash.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. As of December 31, 2024 and 2023, the Company had not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset for start up organizational expenses had a full valuation allowance recorded against it.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 or December 31, 2023. No amounts were paid for interest and penalties for the fiscal year ended December 31, 2024. Interest and penalties related to the December 31, 2022 tax return of $11,888 was expensed on December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of December 31, 2024 and 2023, the balance of income tax payable was $479,279 (including $239,374 of tax payable due from the year ended December 31, 2023) and $529,505, respectively. The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the charter amendment proposal presented at the March 2023 Special Meeting, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69.92 million. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million. In connection with the votes at December 2024 Special Meeting, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million. Immediately following the payment of redemptions, the Trust Account had a balance of approximately $3.27 million. As such, the Company has recorded a 1% Excise Tax liability in the amount of $1,313,485, including interest and penalty of $109,368, on the consolidated balance sheets as of December 31, 2024. The liability does not impact the consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

As of December 31, 2024, $1,313,485 excise tax liability was due, and the Company recognized $15,847 interest and $93,521 penalties in connection with the unpaid excise tax.

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2024 and 2023, 277,511 and 2,562,567 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

In connection with the December 2024 Special Meeting held on December 3, 2024, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million.

As of December 31, 2024 and 2023, the shares of common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

	Schedule of Common Stock Subject to Possible Redemption
	Shares	Amount
Common stock subject to possible redemption, December 31, 2022	11,500,000	117,864,419
Less:
Redemptions (paid in April and November 2023)	(8,937,433)	(93,521,369)
Plus:
Remeasurement of carrying value to redemption value	—	3,595,663
Common stock subject to possible redemption, December 31, 2023	2,562,567	27,938,713
Plus:
Remeasurement of carrying value to redemption value	—	1,768,457
Less:
Redemptions	(2,285,056)	(26,890,379)
Common stock subject to possible redemption, December 31, 2024	277,511	$2,816,791

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

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the years ended December 31, 2024 and 2023, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the years ended December 31, 2024 and 2023. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the years. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2024	2023
Net (loss) income	$(978,445)	$1,320,324
Remeasurement of common stock subject to redemption	(1,768,457)	(3,595,663)
Net loss including remeasurement of common stock subject to redemption value	$(2,746,902)	$(2,275,339)

	For the Years Ended December 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(1,134,852)	$(1,612,050)	$(1,423,357)	$(851,982)
Remeasurement of common stock subject to redemption	1,768,457	—	3,595,663	—
Allocation of net income (loss), as adjusted	$633,605	$(1,612,050)	$2,172,306	$(851,982)
Denominator:
Basic and diluted weighted average shares outstanding	2,425,214	3,445,000	5,755,364	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.26	$(0.47)	$0.38	$(0.25)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASC 2023-07 for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management is still evaluating the impact of ASU 2023-09 on its consolidated financial statements.

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

Private Placement

Simultaneously with the closing of the IPO, the Company consummated the sale of 570,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd., a Malaysian private limited company, a related party generating gross proceeds of $5,700,000, which is described in Note 4.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2024 and 2023, there were no Working Capital Loans outstanding.

The Company entered into promissory notes with Public Gold Marketing Sdn. Bhd., which is considered a related party due to a familial relationship between the controlling member of the sponsor and a 95% shareholder of Public Gold Marketing Sdn. Bhd. The promissory notes bear an interest of 6% per annum and repayable upon consummation of an initial Business Combination (Note 7).

Support Services

The Company has entered into an administrative services agreement pursuant to which the Company will pay its sponsor a total of $10,000 per month for office space, administrative and support services. On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company is no longer be required to pay the sponsor $10,000 monthly since September 30, 2023.

As of December 31, 2024 and 2023, $217,000 had been accrued under this arrangement and shown under “Due to related parties” in the accompanying consolidated balance sheets.

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

Note 7 — Promissory Notes and Advances

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On October 3, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On December 9, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $350,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of December 31, 2024, the full $350,000 had been borrowed and no amount was available under this note for borrowing.

For the year ended December 31, 2024 and 2023, the above-mentioned notes have incurred $188,203 and $57,255 of interest and are reflected in the promissory note balance on the consolidated balance sheets and on the consolidated statement of operations in other income, respectively. As of December 31, 2024 and 2023, the total of the promissory notes are reflected on the consolidated balance sheets as $4,445,458 and $1,757,255, respectively.

On March 6, 2025, the Company, PubCo and Public Gold Marketing Sdn Bhd entered into an agreement, pursuant to which the parties agreed that $2 million of the outstanding balance under the Promissory Notes shall be due and payable in cash within 60 days from the date of the Closing, and the remaining balance under the Promissory Notes shall be converted into ordinary shares of PubCo at the time of Closing, at a conversion price of $10.00 per share.

Note 8 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2024 and 2023, there were 3,445,000 (excluding 277,511 and 2,562,567 shares of common stock subject to possible redemption, respectively) shares of common stock issued and outstanding.

Warrants:

As of December 31, 2024 and 2023, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

Note 9 — Income Tax

The Company’s net deferred tax liabilities are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Startup Costs	$563,038	$362,533
Valuation allowance	(563,038)	(362,533)
Deferred tax asset (liabilities), net of allowance	$—	$—

The income tax provision for the years ended December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$239,905	$608,864
Deferred	(200,505)	(279,347)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	200,505	199,988
Income tax provision	$239,905	$529,505

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2024 and 2023, the change in valuation allowance was $200,505 and $199,988, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Interest and penalties	(3.47)%	0.12%
Change in fair value of warrants	(0.02)%	(0.05)%
Business combination expenses	(22.84)%	1.10%
Broken Deal	(0.00)%	(4.37)%
Change in valuation allowance	(27.15)%	10.81%
Income tax provision expense	(32.48)%	28.61%

The Company’s effective tax rate was (32.48)% and 28.61% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2024 and 2023, primarily due to changes in the fair value in warrant liabilities, valuation allowance on the deferred tax assets, non-deductible M&A costs, income tax penalties, and failed deal costs that are fully deductible.

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

As of December 31, 2024 and 2023, the assets held in the Trust Account were held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

December 31, 2024

Liabilities:
Warrant Liabilities- Private Warrants	2	$—	$2,736	$—

December 31, 2023

Liabilities:
Warrant Liabilities- Private Warrants	3	$—	$—	$1,881

As of December 31, 2024, the Private Placement Warrants were valued using the observable price for the public warrant as a benchmark, as a result of which, the fair value of the Private Placement Warrant liability was re-classified as Level 2. As of December 31, 2023, the Private Placement Warrants were valued using a binomial lattice mode, which is considered to be a Level 3 fair value measurement. One of the more significant inputs is the implied volatility, which is based on the observed prices of the Company’s common stock and publicly-traded warrants. As of December 31, 2023, the estimated fair value of Warrant Liabilities – Private Warrants were determined based on the following significant inputs and are expressed on the basis of each being exercisable for a one-half of one share of common stock:

As of December 31, 2023
Exercise price	$5.75
Market price of public stock	$5.42
Term (years)	0.95
Volatility	immaterial
Risk-free rate	4.99%
Dividend yield	0.0%

The following table presents the changes in the fair value of warrant liabilities for the years ended December 31, 2024 and 2023:

Private Placement Warrants
Fair value as of January 1, 2024	$1,881
Change in valuation inputs or other assumptions	855
Fair value as of December 31, 2024	$2,736

Private Placement Warrants
Fair value as of January 1, 2023	$6,270
Change in valuation inputs or other assumptions	(4,389)
Fair value as of December 31, 2023	$1,881

NOTE 11. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in Trust Account, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note, which are not considered measures of financial performance used by the CODM.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the consolidated operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets, which primarily consists of cash held in the Trust Account, in evaluating the results of the Company, and therefore, such information is not presented.

When evaluating the Company’s primary measure of performance and making key decisions, by the CODM, regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Year Ended
	December 31,
	2024	2023
Professional service fee in connection with Business Combination	$(803,128)	$(96,800)
Franchise tax expense	(143,662)	(183,956)
Other general and administrative expenses and tax expenses	(766,582)	(895,068)
Total operating expenses	$(1,713,372)	$(1,175,824)

Income on cash and investments held in Trust Account	$1,285,520	$3,090,407

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and formation and operating expenses. The CODM reviews interest earned on investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees in connection with the Business Combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other operating expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the consolidated financial statements.

On each of January 4, 2025, February 5, 2025 and March 6, 2025, the Company deposited three tranches of $60,000, for an aggregated of $180,000 into the Trust Account, extending the Termination Date to April 9, 2025.

On March 6, 2025, the Company received an advance of $60,000 from the chief executive officer of the Company, the advance is non-interest bearing and repayable at the close of Business Combination.

On March 6, 2025, Globalink, Alps Holdco, Parent Representative and Seller Representative, entered into the Amendment of the Merger Agreement as disclosed in Note 1.

On March 7, 2025, the Company, PubCo and Public Gold Marketing Sdn Bhd entered into an agreement, pursuant to which the parties agreed that $2 million of the outstanding balance under the Promissory Notes shall be due and payable in cash within 60 days from the date of the closing of the transactions (the “Transactions”) contemplated by the Amended and Restated Merger Agreement (the “Closing”), and the remaining balance under the Promissory Notes shall be converted into ordinary shares of PubCo at the time of Closing, at a conversion price of $10.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Dated: March 24, 2025	By:	/s/ Say Leong Lim
Say Leong Lim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2025.

Signatures	Capacity in Which Signed

/s/ Say Leong Lim	Chairman of the Board of Directors Chief Executive Officer, and Chief Financial Officer
Say Leong Lim	(Principal Executive Officer and Principal Financial Officer and Accounting Officer)

/s/ Hong Shien Beh	Director
Hong Shien Beh

/s/ Kian Huat Lai	Director
Kian Huat Lai

/s/ Hui Liang Wong	Director
Hui Liang Wong

71