Form 10-Q
period 2025-03-31
GLOBALINK INVESTMENT INC.
filed 2025-06-04
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of June 3, 2025, there were 3,722,511 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,468	$253,507
Prepaid expenses	50,229	96,892
Total current assets	53,697	350,399
Cash held in Trust Account	3,561,690	3,349,591
TOTAL ASSETS	$3,615,387	$3,699,990

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$143,440	$79,886
Franchise tax payable	259,906	209,906
Income tax payable	479,279	479,279
Promissory note - related party	—	4,445,458
Due to affiliate	277,000	607,000
Convertible note - related party, net of debt discount	4,179,808	—
Promissory note - third party	30,000	—
Excise tax liability	1,477,147	1,313,485
Total current liabilities	6,846,580	7,135,014
Warrant liabilities	4,275	2,736
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	10,875,855	11,162,750

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 277,511 shares at redemption value of $10.17 and $10.15 per share, respectively, at March 31, 2025 and December 31, 2024	2,822,505	2,816,791

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 277,511 shares subject to possible redemption)	3,445	3,445
Additional paid-in capital	935,133	—
Accumulated deficit	(11,021,551)	(10,282,996)
Total Stockholders’ Deficit	(10,082,973)	(10,279,551)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,615,387	$3,699,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
OPERATING EXPENSES
General and administrative expenses	$270,256	$603,471
Provision (reversal) for franchise tax expense	50,000	(6,338)
Total operating expenses	(320,256)	(597,133)

OTHER INCOME (EXPENSE)
Income on cash held in Trust Account	32,099	342,667
Tax penalties and interest	(163,662)	(2,356)
Interest expense	(285,197)	(33,395)
Change in fair value of warrant liabilities	(1,539)	(11,799)
Total other income (expenses), net	(418,299)	295,117

Loss before provision for income taxes	(738,555)	(302,016)
Provision for income taxes	—	(73,291)
NET LOSS	$(738,555)	$(375,307)

Weighted average shares outstanding Common stock – redeemable	277,511	2,562,567
Basic and diluted net (loss) income per share, Common stock – redeemable	$(0.18)	$0.04
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock – non-redeemable	$(0.20)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	3,445,000	$3,445	$—	$(10,282,996)	$(10,279,551)
Gain on modification of terms of promissory notes and advances from affiliate	—	—	940,847	—	940,847
Remeasurement of common stock subject to redemption	—	—	(5,714)		(5,714)
Net loss	—	—	—	(738,555)	(738,555)
Balance - March 31, 2025	3,445,000	$3,445	$935,133	$(11,021,551)	$(10,082,973)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	3,445,000	$3,445	$(7,267,190)	$(7,263,745)
Remeasurement of common stock subject to redemption	—	—	(455,764)	(455,764)
Net loss	—	—	(375,307)	(375,307)
Balance – March 31, 2024	3,445,000	$3,445	$(8,098,261)	$(8,094,816)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(738,555)	$(375,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash held in Trust Account	(32,099)	(342,667)
Change in fair value of warrant liabilities	1,539	11,799
Amortization of debt discount	223,060	—
Changes in operating assets and liabilities:
Prepaid expenses	46,663	(9,655)
Income tax payable	—	73,291
Accrued interest payable	62,137	33,395
Accounts payable	63,554	(126,663)
Excise tax liability	163,662	—
Franchise tax payable	50,000	(150,000)
Net cash used in operating activities	(160,039)	(885,807)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(180,000)	(180,000)
Cash withdrawn from Trust Account to pay tax obligations	—	143,612
Net cash used in investing activities	(180,000)	(36,388)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	850,000
Proceeds from promissory note - third party	30,000	—
Due to affiliate- advance	60,000	—
Net cash provided by financing activities	90,000	850,000

NET CHANGE IN CASH	(250,039)	(72,195)
CASH, BEGINNING OF PERIOD	253,507	79,073
CASH, END OF PERIOD	$3,468	$6,878

Supplementary Cash Flow Information:
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities:
Remeasurement of Common stock subject to redemption	$5,714	$455,764
Gain on modification of terms of promissory notes and advances from affiliate	$940,847	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 1 – Description of Organization and Business Operations and Liquidity

Globalink Investment Inc. (the “Company” or “Globalink”) was incorporated in Delaware on March 24, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

On July 27, 2022, Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, was formed. Globalink Merger Sub, Inc. had not commenced any operations as of March 31, 2025.

On April 3, 2024, Globalink Merger Sub (Cayman), was incorporated in the Cayman Islands as a wholly-owned subsidiary of the Company. Globalink Merger Sub (Cayman) had not commenced any operations as of March 31, 2025. On December 31, 2024, Globalink Merger Sub (Cayman) was deregistered.

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination and negotiation for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Extension and Redemptions

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “March 2023 Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental (the “Trust Amendment Proposal”). The Company had the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company exercised the option for two three-month extensions and as a result the Company has deposited a total of $780,000, or $390,000 for each three-month extension, into the Trust Account and had until September 9, 2023 to complete its Business Combination, which was funded by a promissory note with Public Gold Marketing Sdn. Bhd. which has a current balance of $4,507,595. On September 9, 2023, October 4, 2023, and October 31, 2023, the Company deposited $130,000 each time into the Trust Account, representing $0.0275 per public share, which further extended the period of time it has to consummate its initial business combination to December 9, 2023 (“Combination Period”). The September 9, 2023, October 9, 2023 and November 1, 2023 payments were funded by the advance of $390,000 provided by an affiliate of GL Sponsor, LLC, the Company’s sponsor (the “sponsor”).

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

On November 28, 2023, the Company held a special meeting of its stockholders (the “November 2023 Special Meeting”). At the November 2023 Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021, which was December 9, 2023 at the time of the November 2023 Special Meeting unless extended. The charter amendment allows the Company to extend the Termination Date by up to twelve (12) monthly extensions, to December 9, 2024 (each of which is referred to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to such Extension $60,000 for each monthly Extension; approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that was consummated on December 9, 2021, from December 9, 2023 to, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; approved the proposal to amend the Company’s Trust Agreement with Continental (the “Trust Amendment Proposal”), pursuant to which the Company’s Trust Agreement with Continental be amended to extend the time for the Company to complete its initial business combination under the Trust Agreement from (x) December 9, 2023, to (y) up to December 9, 2024, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, by depositing into the Trust Account $60,000 for each one-month Extension from December 9, 2023 to December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; and approved the proposal to re-elect Kian Huat Lai as Class I director of the Company, until the annual meeting of the Company to be held in 2026 or until his successor is appointed and qualified.

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

On December 3, 2024, the Company held a special meeting of its stockholders (the “December 2024 Special Meeting”). At the December 2024 Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation, allowing the Company to extend the Termination Date by up to six (6) monthly Extensions, to June 9, 2025. To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension $60,000 for each monthly Extension. In connection with the meeting, Hui Liang Wong and Hong Shien Beh were elected as Class II directors of the Company, until the annual meeting of the Company to be held in 2027 or until their successors are appointed and qualified.

In connection with the votes at the December 2024 Special Meeting, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million. Following the payment of the redemptions, the Trust Account had a balance of approximately $3.27 million.

From December 2024 to May 2025, the Company deposited six tranches of $60,000, for an aggregated of $360,000 into the Trust Account, extending the Termination Date to June 9, 2025.

Nasdaq Notice

On December 10, 2024, the Company, received a notice (the “Delisting Notice”) from the Listing Qualifications Department of Nasdaq Stock Market (“Nasdaq”) that the Company was not in compliance with Nasdaq Listing Rule IM-5101-2, which requires a special purpose acquisition company to complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by December 6, 2024, the Company did not comply with IM-5101-2, which triggered the issuance of a delisting determination from Nasdaq to delist the Company’s securities. According to the Delisting Notice, the Company’s common stock, warrants, rights and units would be suspended at the opening of business on December 17, 2024, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. The Company did not appeal this ruling.

On April 30, 2025, the Nasdaq announced that it would delist the Company’s common stock, warrants, rights, and units. The Company’s securities were suspended from trading on December 17, 2024, and have not traded on Nasdaq since that time. Since December 17, 2024, the Company’s securities, including common stock, warrants, rights and units, have been quoted on the OTC Pink under the same ticker symbols following the delisting of the Company’s securities on Nasdaq. Nasdaq filed a Form 25 with the SEC on May 9, 2025, to complete the delisting. The delisting became effective on May 19, 2025, ten days after the Form 25 was filed. Following the effectiveness of the Form 25, The Company’s securities, including common stock, warrants, rights and units, continued to be quoted on the OTC Pink under the same ticker symbols.

Despite the delisting of its securities, the Company expects to continue proceeding with the transactions contemplated by the Merger Agreement (as defined below).

Business Combination

On January 30, 2024, the Company entered into a Merger Agreement (as amended and restated on May 20, 2024, March 6, 2025, April 18, 2025 and as may be further amended, restated or supplemented from time to time, the “Merger Agreement”), by and among GL Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time of the Acquisition Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative” or the “Sponsor”), Alps Global Holding Pubco, a Cayman Islands exempted company (“PubCo”), Alps Biosciences Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of PubCo (“Merger Sub”), Alps Life Sciences Inc, a Cayman Islands exempted company (“Alps Holdco”) and Dr. Tham Seng Kong, an individual, in the capacity as the representative from and after the Effective Time for the shareholders of Alps Holdco as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”). Pursuant to the terms of the Merger Agreement, the Business Combination between Globalink and Alps Holdco will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the stockholders of the Company, the Company will be merged with and into PubCo, with PubCo remaining as the surviving publicly traded entity and (ii) Merger Sub will merge with and into Alps Holdco, resulting in Alps Holdco remaining as the surviving entity and being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

On March 6, 2025, Globalink, Alps Holdco, Parent Representative and Seller Representative, entered into a First Amendment to the Merger Agreement, pursuant to which, parties agreed to:

●	remove the earn-out provision from the Merger Agreement; and

●	remove the $5,000,001 net tangible asset requirement for (i) Globalink immediately prior to the Closing, and (ii) PubCo upon Closing, provided that the PubCo satisfies the listing requirements of and is approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market.

On April 18, 2025, Globalink, Alps Holdco, Parent Representative and Seller Representative entered into a Second Amendment to the Merger Agreement. pursuant to which, parties agreed to:

●	remove the continued listing of Globalink’s securities on Nasdaq as a condition to the closing of the transactions contemplated by the Merger Agreement; and

●	remove the limitation that Parent will not consummate any initial business combination unless it (or any successor) has net tangible assets of at least $5,000,001 upon consummation of such business combination.

PIPE Investments

On June 4, June 5 and August 27, 2024, the Company, Alps Holdco and PubCo entered into subscription agreements with three investors on substantially same terms, pursuant to which, among other things, PubCo has agreed to issue and sell to the investors, and the investors agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement. On March 25, 2025 and March 26, the Company, Alps Holdco and PubCo executed the termination agreements with two investors who entered into the subscription agreements to purchase $40 million worth of PIPE Shares, dated June 4, 2024 and June 5, 2024, respectively, and the parties agreed that, upon the execution of the termination agreements, the subscription agreements shall be deemed null and void, and neither party shall have any further rights, obligations, or liabilities under the subscription agreements.

Subsequent to December 31, 2024, the Company, Alps Holdco and PubCo entered into additional subscription agreements (together with previous executed subscription agreement on August 27, 2024, the “PIPE Subscription Agreements”) with several investors on substantially same terms (together with previous investor who entered into a subscription agreement dated August 27, 2024, the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo at a purchase price of $10.00 per share for an aggregate purchase price of $3,279,911, in a private placement (the “PIPE Investment”). As of the date of this report, the PIPE Investors have subscribed for an aggregate of $3,479,911 (excluding the $40 million subscription that was terminated). Up to the date the condensed consolidated financial statements were available to be issued, PIPE Investment of $1,124,361 was received by PubCo’s escrow agent, and held in an escrow account on behalf of PubCo.

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

The Company is currently evaluating its options with respect to this obligation. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. A detailed discussion of exercise tax was disclosed in Note 2.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had $3,468 of cash available to meet working capital needs and a working capital deficit of approximately $6.8 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until June 9, 2025 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2025. The Company intends to complete a business combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 25, 2025. The interim results for the three months ended March 31, 2025 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.

Cash Held in Trust Account

As of March 31, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in cash.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit. As of March 31, 2025 and December 31, 2024, the Company had not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.

Debt Modification or Extinguishment

The Company evaluates amendments to determine whether a change was a modification or an extinguishment of debt. For a modification, no gain or loss is recorded, and a new effective interest rate is established based on the carrying value of the debt and revised cash flow. If the debt is extinguished, the old debt is derecognized and the new debt is recorded at fair value, which becomes the new carrying value. A gain or a loss is recorded for the difference between the net carrying value of the original debt and the fair value of the new debt. Interest expense is recorded based on the effective interest rate of the new debt. A debt is considered extinguished if the terms of the new debt and original instrument are “substantially different.”

Convertible Debt

The Company issues debt that may have conversion features.

Convertible debt – derivative treatment – When the Company issues debt with a conversion feature, the Company must first assess whether the embedded equity-linked component is clearly and closely related to its host instruments. If a component is clearly and closely related to its host instruments, then the Company has to assess whether the conversion feature meets the requirements to be treated as a derivative, as follows: a) one or more underlying, typically the price of our common stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both a) indexed to its own stock; and b) classified in shareholders’ equity in its statement of financial position.

If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates the fair value of the embedded derivative using the Black Scholes method upon the date of issuance. If the fair value of the embedded derivative is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. The derivative shall be recorded at fair value as liability and the carrying value assigned to the host contract represents the difference between the previous carrying amount of the hybrid instrument and the fair value of the derivative; therefore, there is no gain or loss from the initial recognition and measurement of an embedded derivative that is accounted for separately from its host contract.

The ASU 2020-06 “Debt with conversion and other option”, changes the accounting for convertible instruments by reducing the number of accounting models. It requires convertible debt instruments to be accounted for under one of the following three models: embedded derivative, substantial premium, or no proceeds allocated (traditional debt) models. It eliminates the cash conversion and beneficial conversion feature models, which will likely result in more convertible debt instruments being accounted for as a single unit. The Company has adopted this ASU on January 1, 2024, as a result of these changes, companies are no longer required to separately account for embedded conversion features solely due to a beneficial conversion or cash settlement provision, unless the feature meets the definition of a derivative under ASC 815 and does not qualify for the equity scope exception.

For the three months ended March 31, 2025, the Company evaluated the added conversion feature (see Note 5 and Note 7) under ASC 835, Interest (“ASC 835”). In accordance with ASC 835, the Company capitalized the debt discount and amortized the debt discount ratably to interest expense in the consolidated statements of operations. Amortization of the debt discount was recognized from the inception of the agreement through the expected date of the consummation of the proposed Business Combination. The Company presents the convertible promissory notes on the consolidated balance sheet at face value, net of its amortized debt discount.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset for start-up organizational expenses had a full valuation allowance recorded against it. As of March 31, 2025 and December 31, 2024, The Company’s effective tax rate was 0% and -32.48%, respectively. The effective tax rate differs from the statutory tax rate of 21% for the ended March 31, 2025 due to penalties and interest on excise tax, business combination expenses and change in fair value of warrants.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 or December 31, 2024. No amounts were paid for interest and penalties for the three months ended March 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of March 31, 2025 and December 31, 2024, the balance of income tax payable was $479,279 (including $239,374 of tax payable due from the year ended December 31, 2023, which are overdue). The Company is subject to income tax examinations by major taxing authorities since inception.

Excise Tax

In connection with the vote to approve the charter amendment proposal presented at the March 2023 Special Meeting, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69.92 million. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million. In connection with the votes at December 2024 Special Meeting, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million. As of March 31, 2025, the Trust Account had a balance of approximately $3.56 million. As such, the Company has recorded a 1% Excise Tax liability in the amount of $1,477,147 and $1,313,485, including interest and penalty of $163,662 and $109,368, respectively, on the consolidated balance sheets as of March 31, 2025 and December 31, 2024. The liability does not impact the unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

As of March 31, 2025, $1,477,147 excise tax liability was due. For the three months ended March 31, 2025, the Company recognized $23,380 interest and $140,282 penalties in connection with the unpaid excise tax.

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2025 and December 31, 2024, 277,511 shares of common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

The difference between the Trust Account balance and the common stock subject to possible redemption as of March 31, 2025 was the amount available to the Company to pay accrued income and franchise taxes. The Company intends to pay the accrued income and franchise taxes upon the earlier of the completion of the business combination or liquidation.

As of March 31, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

	Schedule of Common Stock Subject to Possible Redemption
	Shares	Amount
Common stock subject to possible redemption, December 31, 2023	2,562,567	27,938,713
Less:
Redemptions	(2,285,056)	(26,890,379)
Plus:
Remeasurement of carrying value to redemption value	—	1,768,457
Common stock subject to possible redemption, December 31, 2024	277,511	$2,816,791
Plus:
Remeasurement of carrying value to redemption value	—	5,714
Common stock subject to possible redemption, March 31, 2025	277,511	$2,822,505

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

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the three months ended March 31, 2025 and 2024, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for three months ended March 31, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. The 289,759 shares of common stock contingent to exercise of convertible notes were excluded from diluted earnings per share for three months ended March 31, 2025 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the three months ended March 31, 2025 and 2024. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(738,555)	$(375,307)
Remeasurement of common stock subject to redemption	(5,714)	(455,764)
Net loss including remeasurement of common stock subject to redemption value	$(744,269)	$(831,071)

	For the Three Months Ended March 31,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(55,485)	$(688,784)	$(354,499)	$(476,572)
Remeasurement of common stock subject to redemption	5,714	—	455,764	—
Allocation of net (loss) income, as adjusted	$(49,771)	$(688,784)	$101,265	$(476,572)
Denominator:
Basic and diluted weighted average shares outstanding	277,511	3,445,000	2,562,567	3,445,000
Basic and diluted net (loss) income per share of common stock	$(0.18)	$(0.20)	$0.04	$(0.14)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for the warrants issued in connection with the Company’s IPO in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of the warrants was estimated using a binomial lattice model.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management is still evaluating the impact of ASU 2023-09 on its unaudited condensed consolidated financial statements.

Note 3 — Initial Public Offering and Over-allotment

Pursuant to the IPO and the over-allotment in December 2021, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock, one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”) and one right (each a “Public Right” and collectively, the “Public Rights”). Each Public Warrant entitles its holder to purchase one-half (1/2) of one share of common stock at a price of $11.50 per share, subject to adjustment. Each Public Right entitles the holder to receive one-tenth (1/10) of one share of common stock at the closing of a Business Combination (see Note 9).

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

Note 5 — Related Party Transactions

Founder Shares

On August 19, 2021, the Company’s sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock, par value $0.001, for an aggregate price of $25,000. The Founder Shares are subject to certain transfer restrictions, as described in Note 9.

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

Private Placement

Simultaneously with the closing of the IPO, the Company consummated the sale of 570,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd., a Malaysian private limited company, a related party generating gross proceeds of $5,700,000, which is described in Note 4.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

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

As of March 31, 2025 and December 31, 2024, $217,000 had been accrued under this arrangement and shown under “Due to affiliate” in the accompanying consolidated balance sheets.

Advances

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Company’s sponsor advanced $130,000 to the Company, for a total advance of $390,000. During the three months ended March 31, 2025, the $390,000 advance was amended to include a conversion option and $334,885 was included in “Convertible note - related party, net of debt discount” on the accompanying consolidated balance sheets. On March 6, 2025, the Company’s chief executive officer deposited $60,000 into the trust account. As of March 31, 2025 and December 31, 2024, $334,885 convertible debt and $390,000 advance to fund trust extension deposits was reflected in “Convertible note - related party, net of debt discount” and “Due to affiliate” on the consolidated balance sheets, respectively. The $60,000 advance to fund trust extension deposits was reflected in “Due to affiliate” on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

On March 24, 2025, the Company, PubCo and the affiliate of the Company’s sponsor entered into an agreement, pursuant to which the parties agreed that $390,000 of the advances received from the affiliate of the Company’s sponsor shall be converted into ordinary shares of PubCo at the time of the Closing, at a conversion price of $10.00 per share. The Company used extinguishment accounting for the amendment and recorded the difference between the initial principal amount of the promissory note in the amount of $390,000 and the fair value of the amended note as of the date of the amendment in the amount of $329,809, which resulted in a gain on modification of terms of the promissory note and advances from affiliate of $60,191, included in the Company’s consolidated statement of changes in stockholders’ deficit with the gain being considered a debt discount related to the amended promissory note, which is amortized over the expected term of the note. The net amount of the note, $334,885, was included in “Convertible notes - related party, net of debt discount” on the Company’s consolidated balance sheet as of March 31, 2025. As of March 31, 2025, the Company has amortized $5,076 of the debt discount with $324,733 remaining to be amortized.

The Company developed a Probability Weighted Expected Return Model (“PWERM”) to estimate the fair value of “Convertible note - related party, net of debt discount” as of the date of the amendment of the terms of the initial promissory note were made.

The following table presents the quantitative information regarding assumptions used in the valuation of “Convertible note - related party, net of debt discount,” which was determined principally by reference to the fair value of the underlying shares. Assumptions used to estimate the fair value of the underlying shares are as follows:

March 24, 2025
Closing stock price	$12.00
Expected time to liquidity	0.32 years
Risk free rate	4.31%
Volatility	29.6%

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

Note 7 — Promissory Notes – Related Party

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On October 3, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On December 9, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $350,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $350,000 had been borrowed and no amount was available under this note for borrowing.

For the three months ended March 31, 2025, the above-mentioned notes have incurred $62,137 of interest and is reflected in the promissory note balance on the consolidated balance sheets and on the unaudited condensed consolidated statements of operations in other income, respectively. For the three months ended March 31, 2024, the above-mentioned notes have incurred $33,395 of interest and is reflected in the promissory note balance on the consolidated balance sheets and on the unaudited condensed consolidated statements of operations in other income, respectively. As of March 31, 2025 and December 31, 2024, the total principal and interest amount borrowed against the promissory notes was $4,507,595 and $4,445,458, respectively.

On March 6, 2025, the Company, PubCo and Public Gold Marketing Sdn Bhd entered into an agreement, pursuant to which the parties agreed that $2 million of the outstanding balance under the promissory notes shall be due and payable in cash within 60 days from the date of the closing of the transactions (the “Transactions”) contemplated by the Merger Agreement (the “Closing”), and the remaining balance under the promissory notes shall be converted into ordinary shares of PubCo at the time of Closing, at a conversion price of $10.00 per share.

The Company used extinguishment accounting for the amendment and recorded the difference between the initial principal amount of the promissory note in the amount of $4,491,025 and the fair value of the amended note as of the date of the amendment in the amount of $3,610,369, which resulted in a gain on modification of terms of promissory notes and advances from affiliate of $880,656, included in the Company’s consolidated statement of changes in stockholders’ deficit with the gain being considered a debt discount related to the amended promissory note, which is amortized over the expected term of the note. The net amount of the note was $3,844,923, which included $16,570 of additional interest expense incurred after March 6, 2025 through March 31, 2025, and was included in “Convertible notes - related party, net of debt discount” on the Company’s consolidated balance sheet as of March 31, 2025. As of March 31, 2025, the Company has amortized $217,984 of the debt discount with $662,672 remaining to be amortized.

The Company developed a Probability Weighted Expected Return Model (“PWERM”) to estimate the fair value of “Convertible note - related party, net of debt discount” as of the date the amendment of the terms of the initial promissory note were made.

The following table presents the quantitative information regarding assumptions used in the valuation of “Convertible note - related party, net of debt discount,” which was determined principally by reference to the fair value of the underlying shares. Assumptions used to estimate the fair value of the underlying shares are as follows:

March 6, 2025
Closing stock price	$12.00
Expected time to liquidity	0.37 years
Risk free rate	4.31%
Volatility	27.7%

Note 8 — Promissory Note - Third Party

On March 25, 2025, the Company entered into a promissory note with Dr. Tham Seng Kong, who is one of the parties of the Merger Agreement, for an amount of $300,000 for the purpose of working capital. The promissory note is non-interest bearing and repayable upon consummation of an initial Business Combination. As of March 31, 2025, $30,000 had been borrowed under the promissory note.

Note 9 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of March 31, 2025 and December 31, 2024, there were 3,445,000 (excluding 277,511 shares of common stock subject to possible redemption, respectively) shares of common stock issued and outstanding.

Warrants:

As of March 31, 2025 and December 31, 2024, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

The Public Warrants are accounted for as equity instruments in the Company’s unaudited condensed consolidated financial statements. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of the completion of an initial Business Combination and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account were held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

March 31, 2025

Liabilities:
Warrant Liabilities- Private Warrants	2	$—	$4,275	$—

December 31, 2024

Liabilities:
Warrant Liabilities- Private Warrants	2	$—	$2,736	$—

As of March 31, 2025 and December 31, 2024, the Private Placement Warrants were valued using the observable price for the public warrant as a benchmark, as a result of which, the fair value of the Private Placement Warrant liability was classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2025 and 2024:

Private Placement Warrants
Fair value as of January 1, 2025	$2,736
Change in valuation inputs or other assumptions	1,539
Fair value as of March 31, 2025	$4,275

Private Placement Warrants
Fair value as of January 1, 2024	$1,881
Change in valuation inputs or other assumptions	11,799
Fair value as of March 31, 2024	$13,680

Note 11 — Segment Information

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

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which are held in Trust Account, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note, which are not considered measures of financial performance used by the CODM.

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

When evaluating the Company’s primary measure of performance and making key decisions, by the CODM, regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended
	March 31,
	2025	2024
Professional service fee in connection with Business Combination	$(77,512)	$(405,502)
Franchise tax expense (reversal)	(50,000)	6,338
Other general and administrative expenses and tax expenses	(192,744)	(197,969)
Total operating expenses	$(320,256)	$(597,133)

Income on cash held in Trust Account	$32,099	$342,667

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

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On each of April 8, 2025 and May 5, 2025, the Company deposited $60,000, for an aggregated of $120,000 into the Trust Account of the Company for its public stockholders, which enables the Company to further extend the period of time it has to consummate the business combination from April 9, 2025 to June 9, 2025.

On April 18, 2025, the Company, Alps Holdco, Parent Representative and Seller Representative entered into Amendment No. 2 to the Merger Agreement, as disclosed in Note 1.

On April 30, 2025, the Nasdaq announced that it would delist the Company’s common stock, warrants, rights, and units. The Company’s securities were suspended from trading on December 17, 2024, and have not traded on Nasdaq since that time. Since December 17, 2024, the Company’s securities, including common stock, warrants, rights and units, have been quoted on the OTC Pink under the same ticker symbols following the delisting of The Company’s securities on Nasdaq. Nasdaq filed a Form 25 with the SEC on May 9, 2025, to complete the delisting. The delisting became effective on May 19, 2025, ten days after the Form 25 was filed. Following the effectiveness of the Form 25, the Company’s securities, including common stock, warrants, rights and units, continued to be quoted on the OTC Pink under the same ticker symbols.

Subsequent to March 31, 2025, the Company withdrew additional $270,000 under the note with Dr. Tham Seng Kong, as a result of which, the total outstanding balance of this note was $300,000, up to the date the unaudited condensed consolidated financial statements were available to be issued.

On May 22, 2025, the Company, Alps Holdco and Chardan Capital Markets LLC (“Chardan”) entered into an Amendment & Acknowledgement of Engagement Letter and Underwriting Agreement (the “Amendment & Acknowledgement”), in relation to an aggregate of $5,025,000 (the “Fee Amount”) Chardan will be entitled to receive at the closing of the business combination of the Company and Alps Holdco, comprising of $4,025,000 of deferred underwriting commission and $1,000,000 of M&A fee. The Amendment & Acknowledgement provides that certain shareholders of Alps Holdco will transfer 4,187,500 Alps Holdco Shares to Chardan immediately prior to the consummation of the business combination and such transfer shall be treated as full satisfaction of the Company’s obligation to pay the Fee Amount; provided that the business combination is consummated no later than July 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us,” “Globalink,” or the “Company,” refer to Globalink Investment Inc., and when discussing unaudited condensed consolidated financial information, also includes Globalink Investment Inc.’s wholly-owned subsidiaries, Globalink Merger Sub, Inc., a Nevada corporation. References to our “management,” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GL Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s latest annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Extension

As of the date of this Report, the Company has extended the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021 (the “Termination Date”) six times under its current amended and restated certificate of incorporation, as amended (or twenty-three times since the IPO), and has until June 9, 2025 to complete its initial business combination.

Business Combination

On January 30, 2024, the Company entered into a Merger Agreement (as amended and restated on May 20, 2024, March 6, 2025, April 18, 2025 and as may be further amended, restated or supplemented from time to time, the “Merger Agreement”), by and among GL Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time of the Acquisition Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative” or the “Sponsor”), Alps Global Holding Pubco, a Cayman Islands exempted company (“PubCo”), Alps Biosciences Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of PubCo (“Merger Sub”), Alps Life Sciences Inc, a Cayman Islands exempted company (“Alps Holdco”) and Dr. Tham Seng Kong, an individual, in the capacity as the representative from and after the Effective Time for the shareholders of Alps Holdco as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”). Pursuant to the terms of the Merger Agreement, the Business Combination between Globalink and Alps Holdco will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the stockholders of the Company, the Company will be merged with and into PubCo, with PubCo remaining as the surviving publicly traded entity; and (ii) Merger Sub will merge with and into Alps Holdco, resulting in Alps Holdco remaining as the surviving entity and being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

On March 6, 2025, Globalink, Alps Holdco, Parent Representative and Seller Representative, entered into a First Amendment to the Merger Agreement, pursuant to which, parties agreed to:

●	remove the earn-out provision from the Merger Agreement; and

●	remove the $5,000,001 net tangible asset requirement for (i) Globalink immediately prior to the Closing, and (ii) PubCo upon Closing, provided that the PubCo satisfies the listing requirements of and is approved for listing on the Nasdaq Global Market or the Nasdaq Capital Market.

On April 18, 2025, Globalink, Alps Holdco, Parent Representative and Seller Representative entered into a Second Amendment to the Merger Agreement. pursuant to which, parties agreed to:

●	remove the continued listing of Globalink’s securities on Nasdaq as a condition to the closing of the transactions contemplated by the Merger Agreement; and

●	remove the limitation that Parent will not consummate any initial business combination unless it (or any successor) has net tangible assets of at least $5,000,001 upon consummation of such business combination.

PIPE Agreements

On June 4, June 5 and August 27, 2024, Globalink, Alps Holdco and PubCo entered into subscription agreements with three investors on substantially same terms, pursuant to which, among other things, PubCo has agreed to issue and sell to the investors, and the investors agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement. On March 25, 2025 and March 26, 2025, Globalink, Alps Holdco and PubCo executed termination agreements with two investors who entered into the subscription agreements to purchase $40 million worth of PIPE Shares, dated June 4, 2024 and June 5, 2024, respectively, and the parties agreed that, upon the execution of the termination agreements, the subscription agreements shall be deemed null and void, and neither party shall have any further rights, obligations, or liabilities under the subscription agreements.

Subsequent to December 31, 2024, Globalink, Alps Holdco and PubCo entered into additional subscription agreements (together with previous executed subscription agreement on August 27, 2024, the “PIPE Subscription Agreements”) with several investors on substantially same terms (together with previous investor who entered into a subscription agreement dated August 27, 2024, the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo at a purchase price of $10.00 per share for an aggregate purchase price of $3,279,911, in a private placement (the “PIPE Investment”). As of the date of this report, the PIPE Investors have subscribed for an aggregate of $3,479,911 (excluding the $40 million subscription that was terminated). Up to the date of this annual report, PIPE Investment of $1,124,361 was received by PubCo’s escrow agent, and held in an escrow account on behalf of PubCo.

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

On April 30, 2025, the Nasdaq announced that it would delist the Company’s common stock, warrants, rights, and units. The Company’s securities were suspended from trading on December 17, 2024, and have not traded on Nasdaq since that time. Since December 17, 2024, the Company’s securities, including common stock, warrants, rights and units, have been quoted on the OTC Pink under the same ticker symbols following the delisting of the Company’s securities on Nasdaq. Nasdaq filed a Form 25 with the SEC on May 9, 2025, to complete the delisting. The delisting became effective on May 19, 2025, ten days after the Form 25 was filed. Following the effectiveness of the Form 25, The Company’s securities, including common stock, warrants, rights and units, continued to be quoted on the OTC Pink under the same ticker symbols.

Despite the delisting of its securities, the Company expects to continue proceeding with the transactions contemplated by the Merger Agreement (as defined below).

Results of Operations

As of March 31, 2025, the Company had not commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and the Company’s initial public offering (the “IPO”), search for a prospective initial business combination target and negotiation for a business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the three months ended March 31, 2025, we had a net loss of $738,555, which consisted of interest expense of $285,197, operating expenses incurred driven by general and administrative expenses of $270,256, excise tax penalties and interest of $163,662, franchise tax expense of $50,000 and change in fair value of warrants liabilities of $1,539, partially offset by interest income on cash held in the Trust Account of $32,099.

For the three months ended March 31, 2024, we had a net loss of $375,307, which consisted of operating expenses incurred driven by general and administrative expenses of $603,471, provision for income tax of $73,291, $33,395 in interest expense, penalties on franchise tax of $2,356 and change in fair value of warrants liabilities of $11,799, partially offset by reversal of Delaware franchise taxes of $6,338 as a result of a prior year true up and interest income on cash held in the Trust Account of $342,667.

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

For the three months ended March 31, 2025, cash used in operating activities was $160,039. Net loss of $738,555 was affected by amortization of debt discount in the amount of $223,060, interest earned on cash held in the Trust Account of $32,099 and change in fair value of warrants liabilities of $1,539. Changes in operating assets and liabilities provided by $386,016 cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $885,807. Net loss of $375,307 was affected by interest earned on cash held in the Trust Account of $342,667 and change in fair value of warrants liabilities of $11,799. Changes in operating assets and liabilities used $179,632 of cash for operating activities.

We had cash held in the Trust Account of $3,561,690 and $3,349,591, respectively, as of March 31, 2025 and December 31, 2024. Interest income on the balance in the Trust Account of $32,099 for the three months ended March 31, 2025 may be used by us to pay taxes. For the three months ended March 31, 2025, none was withdrawn from the Trust Account to pay for taxes.

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

We had $3,468 and $253,507 of cash held outside of the Trust Account as of March 31, 2025 and December 31, 2024, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of March 31, 2025, there were no working capital loans outstanding.

Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2025, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2025, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2025, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. As of March 31, 2025, the $390,000 advance was amended to include a conversion option and $334,885 is included in “Convertible note - related party, net of debt discount” on the accompanying consolidated balance sheets.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of March 31, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.3

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On October 3, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On December 9, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $350,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of March 31, 2025, the full $350,000 had been borrowed and no amount was available under this note for borrowing.

On March 6, 2025, the Company’s chief executive officer deposited $60,000 into the trust account. The $60,000 advance to fund trust extension deposits was reflected in “Due to affiliate” on the consolidated balance sheets.

On March 6, 2025, the Company, PubCo and Public Gold Marketing Sdn Bhd entered into an agreement, pursuant to which the parties agreed that $2 million of the outstanding balance under the Promissory Notes shall be due and payable in cash within 60 days from the date of the closing of the transactions (the “Transactions”) contemplated by the Merger Agreement (the “Closing”), and the remaining balance under the Promissory Notes shall be converted into ordinary shares of PubCo at the time of Closing, at a conversion price of $10.00 per share.

The Company used extinguishment accounting for the amendment and recorded the difference between the initial amount of the promissory note and the fair value of the amended note as of the date of the amendment as a gain on modification of terms of promissory notes and advances from affiliate of $880,656, included in the Company’s consolidated statement of changes in stockholders’ deficit with corresponding recognition of the debt discount related to the amended promissory note, which is amortized over the expected term of the note. The net amount of the note of $3,844,923, which includes $16,570 in additional interest expense incurred after March 6, 2025 through March 31, 2025, and is included in “Convertible notes - related party, net of debt discount” on the Company’s consolidated balance sheet as of March 31, 2025.

On March 25, 2025, the Company entered into a promissory note with Dr. Tham Seng Kong, who is one of the parties of the Merger Agreement, for an amount of $300,000 for the purpose of working capital. The promissory note is non-interest bearing and repayable upon consummation of an initial Business Combination. As of March 31, 2025, $30,000 had been borrowed under the promissory note. Subsequent to March 31, 2025, the company withdrew an additional $270,000 under the promissory note with Dr. Tham Seng Kong, as a result of which, the total outstanding balance of this promissory note was $300,000, up to the date the unaudited condensed consolidated financial statements were available to be issued.

Due to Affiliate

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Company’s sponsor advanced $130,000 to the Company, for a total advance of $390,000. During the three months ended March 31, 2025, the $390,000 advance was amended to include a conversion option and $334,885 is included in “Convertible note - related party, net of debt discount” on the accompanying consolidated balance sheets. On March 6, 2025, the Company’s chief executive officer deposited $60,000 into the trust account. As of March 31, 2025 and December 31, 2024, $334,885 convertible debt and $390,000 advance to fund trust extension deposits was reflected in “Convertible note - related party, net of debt discount” and “Due to affiliate” on the consolidated balance sheets, respectively. The $60,000 advance to fund trust extension deposits was reflected in “Due to affiliate” on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

On March 24, 2025, the Company, PubCo and the affiliate of the Company’s sponsor entered into an agreement, pursuant to which the parties agreed that $390,000 of the advances received from the affiliate of the Company’s sponsor shall be converted into ordinary shares of PubCo at the time of the Closing, at a conversion price of $10.00 per share. The Company used extinguishment accounting for the amendment and recorded the difference between the initial amount of the promissory note and the fair value of the amended note as of the date of the amendment as a gain on modification of terms of promissory notes and advances from affiliate of $60,191, included in the Company’s consolidated statement of changes in stockholders’ deficit with corresponding recognition of the debt discount related to the amended promissory note, which is amortized over the expected term of the note. The net amount of the note of $334,885 was included in “Convertible notes - related party, net of debt discount” on the Company’s consolidated balance sheet as of March 31, 2025.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until June 9, 2025 to complete the initial business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 9, 2025. The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025 and December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Promissory Notes

As of March 31, 2025 and December 31, 2024, the aggregate principal amount owed to related parties in connection with the promissory notes was $4,507,595 and $4,445,458, respectively, which includes interest accrued. On March 6, 2025 and March 24, 2025, the Company amended the terms of the promissory notes and the advances from affiliates. As a result, the Company recorded a debt discount to be amortized over the expected term of the note. As of March 31, 2025, $4,179,808, net of the debt discount is reflected on the accompanying consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, the aggregate amount owed to third party in connection with the promissory note was $30,000 and nil, respectively. The promissory note issued to third party was non-interest bearing.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations. The fair value of the warrants was estimated using a binomial lattice model.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants, an error identified in debt extinguishment accounting and the identification and recording complex financial instruments, the Company’s internal control over financial reporting related to our compliance control of timely tax return filings, and due to the revisions to our earnings per share, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 25, 2025.

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

GLOBALINK INVESTMENT INC.

Date: June 3, 2025	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

