Form 10-K/A
period 2024-12-31
GLOBALINK INVESTMENT INC.
filed 2025-08-22
CIK 1888734

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

EXPLANATORY NOTE

Globalink Investment Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2025 (the “Original Filing,” as amended by this Amendment, the “Annual Report”), as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures included in the Original Filing as of and for the period ended December 31, 2024.

Background of Restatement

On December 3, 2024, the Company held a special meeting of its stockholders (the “December 2024 Extension Meeting”). In connection with the December 2024 Extension Meeting, as set forth in the Company’s Report on Form 8-K filed with the SEC on December 6, 2024, the holders of 2,285,056 shares of the Company’s common stock properly exercised their right to redeem (the “December 2024 Extension Redeeming Stockholders”) such shares for a pro rata portion of the funds in the Company’s trust account. On December 11, 2024, a redemption payment was made by Continental Stock & Transfer Company (“CST”), as trustee of the trust account, to the December 2024 Extension Redeeming Stockholders at a rate of $11.76793003 per share (“the “December 2024 Redemption Payment”). It was later determined that the Company did not withdrawal all of the interest from the trust account that was permitted to withdrawal to cover income and franchise taxes and, therefore, the December 2024 Redemption Payment should have been approximately $11.52149928 per share. This meant that the December 2024 Extension Redeeming Stockholders were overpaid in the amount of $0.24643075 per share (the “December 2024 Extension Overpayment Amount”).

As a result of the December 2024 Extension Overpayment Amount, the Company lacked the available amounts of interest in the trust account to fully cover the permitted withdrawals for income tax and franchise tax liabilities. When calculating the common stock subject to possible redemption in the Form 10-K for the year ended December 31, 2024, considering permitted withdrawals for income and franchise taxes the per share redemption price was below the $10.15 (“principal per share price”) reported at the initial public offering. As a result, within the Form 10-K for the year ended December 31, 2024, the Company adjusted the common stock subject to possible redemption to reflect the principal per share price reported at the initial public offering. After further review, management determined that the principal per share price that was reported within the Form 10-K as of December 31, 2024, did not consider additional extension payments that were placed into the trust account by the Company and interest earned that was included in the December 2024 Extension Overpayment Amount for non-redeeming stockholders, which has been now considered within this Form 10-K/A for the year ended December 31, 2024 (see note 2 of the Company’s financial statements for the fiscal year ended December 31, 2024, included in the Annual Report).

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Filing should no longer be relied upon. On [ ], the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Filing.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2024. The Company’s management has concluded that, in light of the errors described above, and the filing of this Amendment, a material weakness exists in the Company’s internal control over financial reporting related to the Company’s calculating and reporting of the common stock subject to possible redemption and the review of the redemption price per share. Management plans to further review and consult with legal and other professionals to ensure an understanding of the obligations that exist within the agreements related to the common stock subject to possible redemption. Additionally, management will further review the common stock redemption prior to any and all filings to ensure its accuracy and that it properly represents the obligations of the Company. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 9A, “Controls and Procedures” of this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement and related revisions. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Business.

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

Except for the foregoing, this Annual Report speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing, and does not modify or update in any way disclosures made in the Original Filing. This Annual Report should be read in conjunction with the Company’s other filings with the SEC.

As required by Rule 12b-15 under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

(h) Alps Holdco shall have received a copy of the Escrow Agreement, duly executed by PubCo, Globalink and the Escrow Agent.

Termination

The Merger Agreement may be terminated at any time prior to the Effective Time as follows:

(i)	by either Globalink or Alps Holdco if the transactions contemplated by the Merger Agreement are not consummated on or before the Outside Date, provided that, if the SEC has not declared the Form F-4 effective on or prior to the five month anniversary of the Merger Agreement, then the Outside Date will be extended by one additional month, provided further that, the failure to consummate the transactions contemplated by the Merger Agreement by the Outside Date is not due to a material breach by the party seeking to terminate the agreement;

(ii)	by either Globalink or Alps Holdco if any Authority has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Business Combination, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement and such breach was a substantial cause of, or substantially resulted in, such action by the Authority;

(iii)	by mutual written consent of Globalink and Alps Holdco duly authorized by each of their respective board of directors;

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

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his, her or its shares of common stock be converted for a full pro rata portion of the amount then in the Trust Account ($11.62 per share as of December 31, 2024), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable.

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

We will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. The underwriters in the IPO have execute such a waiver agreement. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third-party that refused to execute a waiver would be the engagement of a third-party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, our sponsor may not be able to satisfy its indemnification obligations, as we have not required our sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that our sponsor will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses. As a result, if we liquidate, the per-share distribution from the Trust Account could be less than approximately $11.62 per share, based on the balance of our Trust Account as of December 31, 2024, due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the Trust Account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share redemption or conversion amount received by public stockholders may be less than $11.62 per share, based on the balance of our Trust Account as of December 31, 2024.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and Globalink has limited time to complete its initial business combination. If Globalink cannot complete its initial business combination by April 9, 2025 (or by June 9, 2025 if our time to complete a business combination is extended as described herein) because the review process drags on beyond such timeframe or because Globalink’s initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, Globalink may be required to liquidate. If Globalink liquidates, based on the Trust Account balance as of December 31, 2024, Globalink’s public stockholders may only receive approximately $11.62 per share, and the warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption price received by stockholders may be less than approximately $11.62 per share, based on the balance of our Trust Account as of December 31, 2024.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination on or before April 9, 2025 (or up until June 9, 2025 if our time to complete a business combination is extended as described herein) or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than $11.62 per share, based on the balance of our Trust Account as of December 31, 2024, due to claims of such creditors. Pursuant to the letter agreement dated December 6, 2021, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third-party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, as amended, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.62 per share on the liquidation of our Trust Account, based on the balance of our Trust Account as of December 31, 2024.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.62 per share on the liquidation of our Trust Account, based on the balance of our Trust Account as of December 31, 2024.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $11.62 per share on the liquidation of our Trust Account, based on the balance of our Trust Account as of December 31, 2024, and our rights and warrants will expire worthless.

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

Critical Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 3 – Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. We have identified the following critical accounting policies:

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants (complex financial instruments), our lack of compliance control of timely tax return filings, revisions to our earnings per share, and incorrect reporting of common stock subjected to possible redemption and redemption price per share, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Additionally, the Company is implementing deeper review of its common stock subject to possible redemption by internally reviewing to ensure amounts due to our public stockholders is properly reported. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of and for the year ended December 31, 2024 have been restated for the correction of an error.

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

Costa Mesa, California

March 24, 2025, except for Note 2 as to which the date is August 21, 2025.

GLOBALINK INVESTMENT INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024 (As Restated)	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$253,507	$79,073
Prepaid expenses	96,892	125,625
Total current assets	350,399	204,698
Cash held in Trust Account	3,349,591	28,668,218
TOTAL ASSETS	$3,699,990	$28,872,916

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$79,886	$142,093
Franchise tax payable	209,906	200,000
Income tax payable	479,279	529,505
Promissory note – related party	4,445,458	1,757,255
Due to affiliate	607,000	607,000
Excise tax liability	1,313,485	935,214
Total current liabilities	7,135,014	4,171,067
Warrant liabilities	2,736	1,881
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	11,162,750	8,197,948

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 277,511 and 2,562,567 shares at redemption value of $11.62 (as restated) and $10.90 per share, respectively, at December 31, 2024 and 2023	3,223,514	27,938,713

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at December 31, 2024 and 2023 (excluding 277,511 and 2,562,567 shares subject to possible redemption, respectively)	3,445	3,445
Accumulated deficit (as restated)	(10,689,719)	(7,267,190)
Total Stockholders’ Deficit (as restated)	(10,686,274)	(7,263,745)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,699,990	$28,872,916

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024 (As Restated)	2023
OPERATING EXPENSES
General and administrative expenses	$1,569,710	$991,868
Provision for franchise tax expense	143,662	183,956
Total operating expenses	(1,713,372)	(1,175,824)

OTHER INCOME (LOSS)
Income on cash and investments held in Trust Account	1,285,520	3,090,407
Tax penalties and interest	(121,630)	(11,888)
Interest expense	(188,203)	(57,255)
Change in fair value of warrant liabilities	(855)	4,389
Total other income, net	974,832	3,025,653

(Loss) income before provision for income taxes	(738,540)	1,849,829
Provision for income taxes	(239,905)	(529,505)
NET (LOSS) INCOME	$(978,445)	$1,320,324

Weighted average shares outstanding Common stock – redeemable	2,425,214	5,755,364
Basic and diluted net income per share, Common stock – redeemable (as restated)	$0.36	$0.38
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock – non-redeemable (as restated)	$(0.54)	$(0.25)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 (AS RESTATED) AND 2023

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2022	3,445,000	$3,445	$(4,056,637)	$(4,053,192)

Excise tax imposed on common stock redemptions	—	—	(935,214)	(935,214)

Remeasurement of common stock subject to redemption	—	—	(3,595,663)	(3,595,663)

Net income	—	—	1,320,324	1,320,324

Balance – December 31, 2023	3,445,000	3,445	(7,267,190)	(7,263,745)

Remeasurement of common stock subject to redemption (as restated)	—	—	(2,175,180)	(2,175,180)

Excise tax imposed on common stock redemptions	—	—	(268,904)	(268,904)

Net loss	—	—	(978,445)	(978,445)

Balance - December 31, 2024 (as restated)	3,445,000	$3,445	$(10,689,719)	$(10,686,274)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBALINK INVESTMENT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024 (As Restated)	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(978,445)	$1,320,324
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on cash and investments held in Trust Account	(1,285,520)	(3,090,407)
Change in fair value of warrant liabilities	855	(4,389)
Changes in operating assets and liabilities:
Prepaid expenses	28,733	81,820
Deferred tax liability	—	(79,358)
Due to related parties	—	90,000
Income tax payable	(50,226)	300,678
Interest expense accrual	188,203	57,255
Accounts payable	(62,208)	(42,036)
Excise tax liability	109,368	—
Franchise tax payable	9,906	(36,365)
Net cash used in operating activities	(2,039,334)	(1,402,478)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(720,000)	(1,230,000)
Cash withdrawn from Trust Account in connection with redemption of common stock	26,890,379	93,521,369
Cash withdrawn from Trust Account to pay tax obligations	433,768	539,788
Net cash provided by investing activities	26,604,147	92,831,157

Cash Flows from Financing Activities:
Proceeds from promissory note	2,500,000	1,700,000
Due to affiliate - advance	—	390,000
Common stock redemption	(26,890,379)	(93,521,369)
Net cash used in financing activities	(24,390,379)	(91,431,369)

NET CHANGE IN CASH	174,434	(2,690)
CASH, BEGINNING OF PERIOD	79,073	81,763
CASH, END OF PERIOD	$253,507	$79,073

Supplementary cash flow information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$290,131	$320,073

Non-cash investing and financing activities:
Excise tax accrued for common stock redemptions	$268,904	$935,214
Remeasurement of Common stock subject to redemption (as restated)	$2,175,180	$3,595,663

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd., a Malaysian private limited company and a related party of the Company, generating gross proceeds of $5,175,000, which is described in Note 5.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire any Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to deferred underwriting discounts (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $11.62 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the December 2024 Extension Meeting, as set forth in the Company’s Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 6, 2024, the holders of 2,285,056 shares of the Company’s common stock properly exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account. On December 11, 2024, a redemption payment was made by CST, as trustee of the Trust Account, to the December 2024 Extension Redeeming Stockholders at a rate of $11.76793003 per share. It was later determined that the Company did not withdrawal all of the interest from the trust account that was permitted to withdrawal to cover income and franchise taxes and, therefore, the December 2024 Redemption Payment should have been approximately $11.52149928 per share. This meant that the December 2024 Extension Redeeming Stockholders were overpaid in the amount of $0.24643075 per share.

As a result of the December 2024 Extension Overpayment Amount, the Company lacked the available amounts of interest in the trust account to fully cover the permitted withdrawals for income tax and franchise tax liabilities. When calculating the common stock subject to possible redemption as of December 31, 2024, considering permitted withdrawals for income and franchise taxes the per share redemption price was below the $10.15 (“principal per share price”) reported at the initial public offering. As a result, within the Form 10-K for the year ended December 31, 2024, the Company adjusted the common stock subject to possible redemption to reflect the principal per share price reported at the initial public offering. After further review, management determined that the principal per share price that was reported within the Form 10-K for the year ended December 31, 2024, did not consider additional extension payments that were placed into the trust account by the Sponsor and interest earned that was included in the December 2024 Extension Overpayment Amount for non-redeeming stockholders, which has been now considered within this Form 10-K/A for the year ended December 31, 2024. The table below represents the impacts of this error to the consolidated financial statements and notes:

	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet as of December 31, 2024 (audited)
Common stock subject to possible redemption	$2,816,791	$406,723	$3,223,514
Accumulated deficit	(10,282,996)	(406,723)	(10,689,719)
Total Stockholders’ Deficit	(10,279,551)	(406,723)	(10,686,274)
Redemption value per redeemable common stock	10.15	1.47	11.62

Consolidated Statement of Operations (audited) for the year ended December 31, 2024
Basic and diluted net income per share, Common stock – redeemable	$0.26	$0.10	$0.36
Basic and diluted net loss per share, Common stock – non-redeemable	(0.47)	(0.07)	(0.54)

Consolidated Statement of Changes in Stockholders’ Deficit (audited) for the year ended December 31, 2024
Remeasurement of common stock subject to redemption	$(1,768,457)	$(406,723)	$(2,175,180)

Consolidated Statement of Cash Flows (audited) for the year ended December 31, 2024
Remeasurement of Common stock subject to redemption	$1,768,457	$406,723	$2,175,180

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

As of December 31, 2024 and 2023, the shares of common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

	Schedule of Common Stock Subject to Possible Redemption (As Restated)
	Shares	Amount
Common stock subject to possible redemption, December 31, 2022	11,500,000	117,864,419
Less:
Redemptions (paid in April and November 2023)	(8,937,433)	(93,521,369)
Plus:
Remeasurement of carrying value to redemption value	—	3,595,663
Common stock subject to possible redemption, December 31, 2023	2,562,567	27,938,713
Plus:
Remeasurement of carrying value to redemption value (as restated)	—	2,175,180
Less:
Redemptions	(2,285,056)	(26,890,379)
Common stock subject to possible redemption, December 31, 2024 (as restated)	277,511	$3,223,514

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

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 4) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 5) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the years ended December 31, 2024 and 2023, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the years ended December 31, 2024 and 2023. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the years. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2024 (As Restated)	2023
Net (loss) income	$(978,445)	$1,320,324
Remeasurement of common stock subject to redemption (as restated)	(2,175,180)	(3,595,663)
Net loss including remeasurement of common stock subject to redemption value (as restated)	$(3,153,625)	$(2,275,339)

	For the Years Ended December 31,
	2024 (As Restated)		2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value (as restated)	$(1,302,885)	$(1,850,740)	$(1,423,357)	$(851,982)
Remeasurement of common stock subject to redemption (as restated)	2,175,180	—	3,595,663	—
Allocation of net income (loss), as adjusted (as restated)	$872,295	$(1,850,740)	$2,172,306	$(851,982)
Denominator:
Basic and diluted weighted average shares outstanding	2,425,214	3,445,000	5,755,364	3,445,000
Basic and diluted net income (loss) per share of common stock (as restated)	$0.36	$(0.54)	$0.38	$(0.25)

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

Note 5 — Private Placement

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

Private Placement

Simultaneously with the closing of the IPO, the Company consummated the sale of 570,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd., a Malaysian private limited company, a related party generating gross proceeds of $5,700,000, which is described in Note 5.

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

The Company entered into promissory notes with Public Gold Marketing Sdn. Bhd., which is considered a related party due to a familial relationship between the controlling member of the sponsor and a 95% shareholder of Public Gold Marketing Sdn. Bhd. The promissory notes bear an interest of 6% per annum and repayable upon consummation of an initial Business Combination (Note 8).

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

Note 8 — Promissory Notes and Advances

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

Note 10 — Income Tax

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

Note 11 — Fair Value Measurements

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

NOTE 12. SEGMENT INFORMATION

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

NOTE 13. SUBSEQUENT EVENTS

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

GLOBALINK INVESTMENT INC.

Dated: August 21, 2025	By:	/s/ Say Leong Lim
Say Leong Lim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 21, 2025.

Signatures	Capacity in Which Signed

/s/ Say Leong Lim	Chairman of the Board of Directors Chief Executive Officer, and Chief Financial Officer
Say Leong Lim	(Principal Executive Officer and Principal Financial Officer and Accounting Officer)

/s/ Hong Shien Beh	Director
Hong Shien Beh

/s/ Kian Huat Lai	Director
Kian Huat Lai

/s/ Hui Liang Wong	Director
Hui Liang Wong

71