Form 10-Q/A
period 2025-03-31
GLOBALINK INVESTMENT INC.
filed 2025-08-22
CIK 1888734

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

GLOBALINK INVESTMENT INC.

i

EXPLANATORY NOTE

Globalink Investment Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the three months ended March 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 4, 2025 (the “Original Filing,” as amended by this Amendment, the “Quarterly Report”), as a comprehensive amendment to amend and restate its financial statements and related footnote disclosures included in the Original Filing as of and for the three months ended March 31, 2025.

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

As a result of the December 2024 Extension Overpayment Amount, the Company lacked the available amounts of interest in the trust account to fully cover the permitted withdrawals for income tax and franchise tax liabilities. When calculating the common stock subject to possible redemption in the Form 10-Q for the quarter ended March 31, 2025, considering permitted withdrawals for income and franchise taxes the per share redemption price was below the $10.15 (“principal per share price”) reported at the initial public offering. As a result, within the Form 10-Q for the quarter ended March 31, 2025, the Company adjusted the common stock subject to possible redemption to reflect the principal per share price reported at the initial public offering. After further review, management determined that the principal per share price that was reported within the Form 10-Q for the quarter ended March 31, 2025 did not consider additional extension payments that were placed into the trust account by the Company and interest earned that was included in the December 2024 Extension Overpayment Amount for non-redeeming stockholders, which has been now considered within this Form 10-Q/A for the three months ended March 31, 2025 (see note 2 of the Company’s financial statements for the quarter ended March 31, 2025, included in this Quarterly Report)

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Filing should no longer be relied upon. On August 15, 2025, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Filing.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2025. The Company’s management has concluded that, in light of the errors described above, and the filing of this Amendment, a material weakness exists in the Company’s internal control over financial reporting related to the Company’s calculating and reporting of the common stock subject to possible redemption and the review of the redemption price per share. Management plans to further review and consult with legal and other professionals to ensure an understanding of the obligations that exist within the agreements related to the common stock subject to possible redemption. Additionally, management will further review the common stock redemption prior to any and all filings to ensure its accuracy and that it properly represents the obligations of the Company. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, item 4, “Controls and Procedures” of this Amendment.

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

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement and related revisions. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1 Financial Statements

●	Part I – Item 4 Controls and Procedures

Except for the foregoing, this Quarterly Report speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing, and does not modify or update in any way disclosures made in the Original Filing. This Quarterly Report should be read in conjunction with the Company’s other filings with the SEC.

As required by Rule 12b-15 under the Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Quarterly Report.

ii

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (As Restated)	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,468	$253,507
Prepaid expenses	50,229	96,892
Total current assets	53,697	350,399
Cash held in Trust Account	3,561,690	3,349,591
TOTAL ASSETS	$3,615,387	$3,699,990

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$143,440	$79,886
Franchise tax payable	259,906	209,906
Income tax payable	479,279	479,279
Promissory note - related party	—	4,445,458
Due to affiliate	277,000	607,000
Convertible note - related party, net of debt discount	4,179,808	—
Promissory note - third party	30,000	—
Excise tax liability	1,477,147	1,313,485
Total current liabilities	6,846,580	7,135,014
Warrant liabilities	4,275	2,736
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	10,875,855	11,162,750

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 277,511 shares at redemption value of $12.20 (as restated) and $11.62 per share, respectively, at March 31, 2025 and December 31, 2024	3,385,613	3,223,514

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 277,511 shares subject to possible redemption)	3,445	3,445
Additional paid-in capital (as restated)	778,748	—
Accumulated deficit (as restated)	(11,428,274)	(10,689,719)
Total Stockholders’ Deficit (as restated)	(10,646,081)	(10,686,274)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,615,387	$3,699,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2025 (As Restated)	2024
OPERATING EXPENSES
General and administrative expenses	$270,256	$603,471
Provision (reversal) for franchise tax expense	50,000	(6,338)
Total operating expenses	(320,256)	(597,133)

OTHER INCOME (EXPENSE)
Income on cash held in Trust Account	32,099	342,667
Tax penalties and interest	(163,662)	(2,356)
Interest expense	(285,197)	(33,395)
Change in fair value of warrant liabilities	(1,539)	(11,799)
Total other income (expenses), net	(418,299)	295,117

Loss before provision for income taxes	(738,555)	(302,016)
Provision for income taxes	—	(73,291)
NET LOSS	$(738,555)	$(375,307)

Weighted average shares outstanding Common stock – redeemable	277,511	2,562,567
Basic and diluted net (loss) income per share, Common stock – redeemable (as restated)	$0.34	$0.04
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000
Basic and diluted net loss per share, Common stock – non-redeemable (as restated)	$(0.24)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (AS RESTATED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	3,445,000	$3,445	$—	$(10,689,719)	$(10,686,274)
Gain on modification of terms of promissory notes and advances from affiliate	—	—	940,847	—	940,847
Remeasurement of common stock subject to redemption (as restated)	—	—	(162,099)		(162,099)
Net loss	—	—	—	(738,555)	(738,555)
Balance - March 31, 2025 (as restated)	3,445,000	$3,445	$778,748	$(11,428,274)	$(10,646,081)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	3,445,000	$3,445	$(7,267,190)	$(7,263,745)
Remeasurement of common stock subject to redemption	—	—	(455,764)	(455,764)
Net loss	—	—	(375,307)	(375,307)
Balance – March 31, 2024	3,445,000	$3,445	$(8,098,261)	$(8,094,816)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025 (As Restated)	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(738,555)	$(375,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash held in Trust Account	(32,099)	(342,667)
Change in fair value of warrant liabilities	1,539	11,799
Amortization of debt discount	223,060	—
Changes in operating assets and liabilities:
Prepaid expenses	46,663	(9,655)
Income tax payable	—	73,291
Accrued interest payable	62,137	33,395
Accounts payable	63,554	(126,663)
Excise tax liability	163,662	—
Franchise tax payable	50,000	(150,000)
Net cash used in operating activities	(160,039)	(885,807)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(180,000)	(180,000)
Cash withdrawn from Trust Account to pay tax obligations	—	143,612
Net cash used in investing activities	(180,000)	(36,388)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	850,000
Proceeds from promissory note - third party	30,000	—
Due to affiliate- advance	60,000	—
Net cash provided by financing activities	90,000	850,000

NET CHANGE IN CASH	(250,039)	(72,195)
CASH, BEGINNING OF PERIOD	253,507	79,073
CASH, END OF PERIOD	$3,468	$6,878

Supplementary Cash Flow Information:
Cash paid for interest expense	$—	$—
Cash paid for income tax	$—	$—

Non-cash investing and financing activities:
Remeasurement of Common stock subject to redemption (as restated)	$162,099	$455,764
Gain on modification of terms of promissory notes and advances from affiliate	$940,847	$—

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

The Company is currently evaluating its options with respect to this obligation. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. A detailed discussion of exercise tax was disclosed in Note 3.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the December 2024 Extension Meeting, as set forth in the Company’s Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 6, 2024, the holders of 2,285,056 shares of the Company’s common stock properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. On December 11, 2024, a redemption payment was made by CST, as trustee of the Trust Account, to the December 2024 Extension Redeeming Stockholders at a rate of $11.76793003 per share. It was later determined that the Company did not withdrawal all of the interest from the Trust Account that was permitted to withdrawal to cover income and franchise taxes and, therefore, the December 2024 Redemption Payment should have been approximately $11.52149928 per share. This meant that the December 2024 Extension Redeeming Stockholders were overpaid in the amount of $0.24643075 per share.

As a result of the December 2024 Extension Overpayment Amount, the Company lacked the available amounts of interest in the Trust Account to fully cover the permitted withdrawals for income tax and franchise tax liabilities. When calculating the common stock subject to possible redemption as of March 31, 2025, considering permitted withdrawals for income and franchise taxes the per share redemption price was below the $10.15 (“principal per share price”) reported at the initial public offering. As a result, within the Form 10-Q for the three months ended March 31, 2025, the Company adjusted the common stock subject to possible redemption to reflect the principal per share price reported at the initial public offering. After further review, management determined that the principal per share price that was reported within the Form 10-Q for the three months ended March 31, 2025 did not consider additional extension payments that were placed into the trust account by the Sponsor and interest earned that was included in the December 2024 Extension Overpayment Amount for non-redeeming stockholders, which has been now considered within this Form 10-Q/A for the three months ended March 31, 2025. The table below represents the impacts of this error to the consolidated financial statements and notes:

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of March 31, 2025
Common stock subject to possible redemption	$2,822,505	$563,108	$3,385,613
Accumulated deficit	(11,021,551)	(406,723)	(11,428,274)
Additional paid in capital	935,133	(156,385)	778,748
Total Stockholders’ Deficit	(10,082,973)	(563,108)	(10,646,081)
Redemption value per redeemable common stock	10.17	2.03	12.20

Condensed Consolidated Statement of Operations (unaudited) for the Three Months ended March 31, 2025
Basic and diluted net income per share, Common stock – redeemable	$(0.18)	$0.52	$0.34
Basic and diluted net loss per share, Common stock – non-redeemable	(0.20)	(0.04)	(0.24)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit (unaudited) for the Three Months Ended March 31, 2025
Remeasurement of common stock subject to redemption	$(5,714)	$(156,385)	$(162,099)

Condensed Consolidated Statement of Cash Flows (unaudited) for the Three Months Ended March 31, 2025
Remeasurement of Common stock subject to redemption	$5,714	$156,385	$162,099

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

For the three months ended March 31, 2025, the Company evaluated the added conversion feature (see Note 6 and Note 8) under ASC 835, Interest (“ASC 835”). In accordance with ASC 835, the Company capitalized the debt discount and amortized the debt discount ratably to interest expense in the consolidated statements of operations. Amortization of the debt discount was recognized from the inception of the agreement through the expected date of the consummation of the proposed Business Combination. The Company presents the convertible promissory notes on the consolidated balance sheet at face value, net of its amortized debt discount.

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

As of March 31, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

	Schedule of Common Stock Subject to Possible Redemption (As Restated)
	Shares	Amount
Common stock subject to possible redemption, December 31, 2023	2,562,567	27,938,713
Less:
Redemptions	(2,285,056)	(26,890,379)
Plus:
Remeasurement of carrying value to redemption value	—	2,175,180
Common stock subject to possible redemption, December 31, 2024	277,511	$3,223,514
Plus:
Remeasurement of carrying value to redemption value (as restated)	—	162,099
Common stock subject to possible redemption, March 31, 2025 (as restated)	277,511	$3,385,613

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

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025 (As Restated)	2024
Net loss	$(738,555)	$(375,307)
Remeasurement of common stock subject to redemption (as restated)	(162,099)	(455,764)
Net loss including remeasurement of common stock subject to redemption value (as restated)	$(900,654)	$(831,071)

	For the Three Months Ended March 31,
	2025 (As Restated)		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value (as restated)	$(67,143)	$(833,511)	$(354,499)	$(476,572)
Remeasurement of common stock subject to redemption (as restated)	162,099	—	455,764	—
Allocation of net (loss) income, as adjusted (as restated)	$94,956	$(833,511)	$101,265	$(476,572)
Denominator:
Basic and diluted weighted average shares outstanding	277,511	3,445,000	2,562,567	3,445,000
Basic and diluted net (loss) income per share of common stock (as restated)	$0.34	$(0.24)	$0.04	$(0.14)

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

Note 4 — Initial Public Offering and Over-allotment

Pursuant to the IPO and the over-allotment in December 2021, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock, one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”) and one right (each a “Public Right” and collectively, the “Public Rights”). Each Public Warrant entitles its holder to purchase one-half (1/2) of one share of common stock at a price of $11.50 per share, subject to adjustment. Each Public Right entitles the holder to receive one-tenth (1/10) of one share of common stock at the closing of a Business Combination (see Note 10).

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

Note 6 — Related Party Transactions

Founder Shares

On August 19, 2021, the Company’s sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock, par value $0.001, for an aggregate price of $25,000. The Founder Shares are subject to certain transfer restrictions, as described in Note 10.

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

Note 8 — Promissory Notes – Related Party

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

Note 9 — Promissory Note - Third Party

On March 25, 2025, the Company entered into a promissory note with Dr. Tham Seng Kong, who is one of the parties of the Merger Agreement, for an amount of $300,000 for the purpose of working capital. The promissory note is non-interest bearing and repayable upon consummation of an initial Business Combination. As of March 31, 2025, $30,000 had been borrowed under the promissory note.

Note 10 — Stockholders’ Deficit

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

Note 12 — Segment Information

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

Note 13 — Subsequent Events

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

Recent Developments

Extension

As of the date of this Quarterly Report, the Company has extended the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021 (the “Termination Date”) six times under its current amended and restated certificate of incorporation, as amended (or twenty-three times since the IPO), and has until June 9, 2025 to complete its initial business combination.

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

Subsequent to December 31, 2024, Globalink, Alps Holdco and PubCo entered into additional subscription agreements (together with previous executed subscription agreement on August 27, 2024, the “PIPE Subscription Agreements”) with several investors on substantially same terms (together with previous investor who entered into a subscription agreement dated August 27, 2024, the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo at a purchase price of $10.00 per share for an aggregate purchase price of $3,279,911, in a private placement (the “PIPE Investment”). As of the date of this Quarterly Report, the PIPE Investors have subscribed for an aggregate of $3,479,911 (excluding the $40 million subscription that was terminated). Up to the date of this Quarterly Report, PIPE Investment of $1,124,361 was received by PubCo’s escrow agent, and held in an escrow account on behalf of PubCo.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Additionally, the Company is implementing deeper review of its common stock subject to possible redemption, by internally reviewing to ensure amounts due to our public stockholders is properly reported. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

GLOBALINK INVESTMENT INC.

Date: August 21, 2025	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

