Form 10-Q
period 2025-06-30
GLOBALINK INVESTMENT INC.
filed 2025-08-26
CIK 1888734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 26, 2025, there were 3,517,601 shares of common stock, par value $0.001 per share, issued and outstanding.

GLOBALINK INVESTMENT INC.

i

Item 1. Interim Financial Statements (unaudited)

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$22,170	$253,507
Prepaid expenses	48,046	96,892
Cash held in Trust Account restricted for redeeming stockholders	2,594,214	—
Total current assets	2,664,430	350,399
Cash held in Trust Account	1,132,603	3,349,591
TOTAL ASSETS	$3,797,033	$3,699,990

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$204,675	$79,886
Franchise tax payable	243,506	209,906
Income tax payable	522,168	479,279
Promissory note - related party	—	4,445,458
Due to affiliate	277,000	607,000
Convertible note - related party, net of debt discount	4,631,437	—
Promissory note - third party	450,000	—
Redeemed stock payable to stockholders	2,594,214	—
Excise tax liability	1,600,984	1,313,485
Total current liabilities	10,523,984	7,135,014
Warrant liabilities	22,800	2,736
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	14,571,784	11,162,750

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Common stock subject to possible redemption, $0.001 par value, 72,601 and 277,511 shares at redemption value of $12.81 and $11.62 per share, respectively, at June 30, 2025 and December 31, 2024	930,037	3,223,514

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,445,000 shares issued and outstanding at June 30, 2025 and December 31, 2024 (excluding 72,601 and 277,511 shares subject to possible redemption, respectively)	3,445	3,445
Additional paid-in capital	613,937	—
Accumulated deficit	(12,322,170)	(10,689,719)
Total Stockholders’ Deficit	(11,704,788)	(10,686,274)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$3,797,033	$3,699,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
General and administrative expenses	$333,827	$419,611	$604,083	$1,023,082
Provision (reversal) for franchise tax expense	(16,400)	50,000	33,600	43,662
Total operating expenses	(317,427)	(469,611)	(637,683)	(1,066,744)

OTHER INCOME (EXPENSE)
Income on cash held in Trust Account	34,237	344,645	66,336	687,312
Taxes penalties and interest	(133,677)	—	(297,339)	(2,356)
Interest expense	(451,629)	(43,602)	(736,826)	(76,997)
Change in fair value of warrant liabilities	(18,525)	(14,820)	(20,064)	(26,619)
Total other (loss) income, net	(569,594)	286,223	(987,893)	581,340

Loss before provision for income taxes	(887,021)	(183,388)	(1,625,576)	(485,404)
Provision for income taxes	(6,875)	(33,797)	(6,875)	(107,088)
NET LOSS	$(893,896)	$(217,185)	$(1,632,451)	$(592,492)

Weighted average shares outstanding Common stock – redeemable	218,965	2,562,567	248,076	2,562,567
Basic and diluted net income per share, Common stock – redeemable	$0.35	$0.06	$0.69	$0.10
Weighted average shares outstanding Common stock – non-redeemable	3,445,000	3,445,000	3,445,000	3,445,000
Basic and diluted net income (loss) per share, Common stock – non-redeemable	$(0.28)	$(0.11)	$(0.52)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	3,445,000	$3,445	$—	$(10,689,719)	$(10,686,274)
Gain on modification of terms of promissory notes and advances from affiliate	—	—	940,847	—	940,847
Remeasurement of common stock subject to redemption	—	—	(162,099)	—	(162,099)
Net loss	—	—	—	(738,555)	(738,555)
Balance - March 31, 2025	3,445,000	3,445	778,748	(11,428,274)	(10,646,081)
Remeasurement of common stock subject to redemption	—	—	(138,638)	—	(138,638)
Excise tax liability in connection with redemption	—	—	(26,173)	—	(26,173)
Net loss	—	—	—	(893,896)	(893,896)
Balance – June 30, 2025	3,445,000	$3,445	$613,937	$(12,322,170)	$(11,704,788)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	3,445,000	$3,445	$(7,267,190)	$(7,263,745)
Remeasurement of common stock subject to redemption	—	—	(455,764)	(455,764)
Net loss	—	—	(375,307)	(375,307)
Balance – March 31, 2024	3,445,000	3,445	(8,098,261)	(8,094,816)
Remeasurement of common stock subject to redemption	—	—	(440,824)	(440,824)
Net loss	—	—	(217,185)	(217,185)
Balance - June 30, 2024	3,445,000	$3,445	$(8,756,270)	$(8,752,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,632,451)	$(592,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on cash held in Trust Account	(66,336)	(687,312)
Change in fair value of warrant liabilities	20,064	26,619
Amortization of debt discount	611,862	—
Changes in operating assets and liabilities:
Prepaid expenses	48,846	(14,364)
Income tax payable	42,889	(183,043)
Excise tax payable	261,326	—
Accrued interest payable	124,964	76,997
Accounts payable	124,789	(86,093)
Franchise tax payable	33,600	(100,000)
Net cash used in operating activities	(430,447)	(1,559,688)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(310,890)	(360,000)
Cash withdrawn from Trust Account to pay tax obligations	—	433,768
Net cash (used in) provided by investing activities	(310,890)	73,768

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	1,550,000
Proceeds from promissory note - third party	450,000	—
Due to affiliate- advance	60,000	—
Net cash provided by financing activities	510,000	1,550,000

NET CHANGE IN CASH	(231,337)	64,080
CASH, BEGINNING OF PERIOD	253,507	79,073
CASH, END OF PERIOD	$22,170	$143,153

Supplementary Cash Flow Information:
Cash paid for income tax	$—	$290,131
Cash paid for interest expense	$—	$—
Non-cash investing and financing activities:
Remeasurement of Common stock subject to redemption	$300,737	$896,588
Gain on modification of terms of promissory notes and advances from affiliate	$940,847	$—
Excise tax accrued for common stock redemption	$26,173	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBALINK INVESTMENT INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

On July 27, 2022, Globalink Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company, was formed. Globalink Merger Sub, Inc. had not commenced any operations as of June 30, 2025.

On April 3, 2024, Globalink Merger Sub (Cayman), was incorporated in the Cayman Islands as a wholly-owned subsidiary of the Company. On December 31, 2024, Globalink Merger Sub (Cayman) was deregistered.

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and Initial Public Offering (the “IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination and negotiation for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on December 6, 2021. On December 9, 2021, the Company consummated the IPO of 10,000,000 units (collectively, the “Units” and each, a “Unit”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 517,500 units (collectively, the “Private Placement Units” and each, a “Private Placement Unit”) at a price of $10.00 per Private Placement Unit in a private placement to Public Gold Marketing Sdn. Bhd., a Malaysian private limited company and a related party of the Company, generating gross proceeds of $5,175,000, which is described in Note 4.

Additionally with the closing of the IPO, the Company granted the underwriters a 45-day option to purchase up to 1,500,000 Units to cover over-allotment. On December 13, 2021, the underwriters fully exercised the option and purchased 1,500,000 additional Units (the “Over-allotment Units”), generating additional gross proceeds of $15,000,000.

Simultaneously with the exercise of the over-allotment option, the Company consummated a private sale of an additional 52,500 Private Placement Units to Public Gold Marketing Sdn. Bhd. at a price of $10.00 per Private Placement Unit, generating additional gross proceeds of $525,000. Since the underwriters’ over-allotment option was exercised in full, the sponsor did not forfeit any Founder Shares (as defined in Note 5).

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $6,887,896, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees payable (which are held in the Trust Account (as defined below)) and $562,896 of other costs. As described in Note 6, the $4,025,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

Following the closing of the IPO, $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units were placed in a trust account (“Trust Account”) and, prior to July 2023, were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act.

To mitigate the risk of being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), in July 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee of the Trust Account (the “Trustee” or “Continental”), to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of the Company’s Business Combination or liquidation. Furthermore, such cash is held in bank accounts, which exceeds federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting discounts and taxes payable on income earned on the Trust Account at the time of entering into the agreement to complete the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders (the “Public Stockholders”) of the outstanding shares of common stock included in the Units, or the Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature, which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (as amended and restated and may be further amended and restated from time to time, the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require the Public Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants and rights), the initial carrying value of common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below). However, if the Initial Stockholders should acquire any Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to deferred underwriting discounts (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Extension and Redemptions

The Company originally had until March 9, 2023, 15 months from the closing of the IPO to complete a Business Combination. On March 6, 2023, the Company held a special meeting (the “March 2023 Special Meeting”), during which the stockholders of the Company approved a proposal to amend the Company’s amended and restated certified articles of incorporation (“Amendment No.1 of Charter”) which included extending the time in which the Company must complete a Business Combination (the “Extension Amendment Proposal”) and a proposal to amend the Company’s investment management trust agreement, dated as of December 6, 2021 (the “Trust Agreement”), by and between the Company and Continental (the “Trust Amendment Proposal”). The Company had the option of two (2) three-months extensions, followed by three (3) one-month extensions, or until December 9, 2023, if all extensions are exercised. The Company exercised the option for two three-month extensions and as a result the Company had deposited a total of $780,000, or $390,000 for each three-month extension, into the Trust Account and had until September 9, 2023 to complete its Business Combination, which was funded by a promissory note with Public Gold Marketing Sdn. Bhd. which has a current balance of $4,570,422. On September 9, 2023, October 4, 2023, and October 31, 2023, the Company deposited $130,000 each time into the Trust Account, representing $0.0275 per public share, which further extended the period of time it had to consummate its initial business combination to December 9, 2023 (“Combination Period”). The September 9, 2023, October 9, 2023 and November 1, 2023 payments were funded by the advance of $390,000 provided by an affiliate of GL Sponsor, LLC, the Company’s sponsor (the “sponsor”).

On March 6, 2023, in connection with the approval of the proposals presented at the March 2023 Special Meeting, which extended the time in which the Company must complete a Business Combination, holders of 6,756,695 of the Company’s shares of common stock exercised their right to redeem those shares for cash at an approximate price of $10.35 per share, for an aggregate of approximately $69.92 million.

On November 28, 2023, the Company held a special meeting of its stockholders (the “November 2023 Special Meeting”). At the November 2023 Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation (“Amendment No.2 of Charter”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021, which was December 9, 2023 at the time of the November 2023 Special Meeting unless extended. The charter amendment allows the Company to extend the Termination Date by up to twelve (12) monthly extensions, to December 9, 2024 (each of which is referred to as an “Extension”, and such later date, the “Extended Deadline”). To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to such Extension $60,000 for each monthly Extension; approved the proposal (the “Extension Amendment Proposal”) to amend the Company’s Certificate of Incorporation to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that was consummated on December 9, 2021, from December 9, 2023 to, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; approved the proposal to amend the Company’s Trust Agreement with Continental (the “Trust Amendment Proposal”), pursuant to which the Company’s Trust Agreement with Continental be amended to extend the time for the Company to complete its initial business combination under the Trust Agreement from (x) December 9, 2023, to (y) up to December 9, 2024, if the Company elects to extend the date to consummate a business combination, for up to twelve monthly Extensions, by depositing into the Trust Account $60,000 for each one-month Extension from December 9, 2023 to December 9, 2024, unless the closing of the Company’s initial business combination shall have occurred; and approved the proposal to re-elect Kian Huat Lai as Class I director of the Company, until the annual meeting of the Company to be held in 2026 or until his successor is appointed and qualified.

In connection with the approval of the proposals presented at the special meeting held on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million.

From November 2023 to November 2024, the Company extended the Termination Date twelve times under its Certificate of Incorporation, as amended (or seventeen times since the IPO), and had until December 9, 2024 to complete its initial business combination.

On December 3, 2024, the Company held a special meeting of its stockholders (the “December 2024 Special Meeting”). At the December 2024 Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation (“Amendment No.3 of Charter”), allowing the Company to extend the Termination Date by up to six (6) monthly Extensions, to June 9, 2025. To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension $60,000 for each monthly Extension. In connection with the meeting, Hui Liang Wong and Hong Shien Beh were elected as Class II directors of the Company, until the annual meeting of the Company to be held in 2027 or until their successors are appointed and qualified.

In connection with the votes at the December 2024 Special Meeting, holders (“December 2024 Extension Redeeming Stockholders”) of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million (the “December 2024 Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the December 2024 Payment should have been approximately $11.52 per share. This meant that the December 2024 Extension Redeeming Stockholders were overpaid in the amount of $563,108, approximately $0.25 per share (the “December 2024 Extension Overpayment Amount”).

The December 2024 Extension Redeeming Stockholders are in the process of being notified of this situation and are being instructed to return the December 2024 Extension Overpayment Amount to Continental. As of this filing, the Company has recovered $397,214.

From December 2024 to May 2025, the Company deposited six tranches of $60,000, for an aggregate amount of $360,000 into the Trust Account, extending the Termination Date to June 9, 2025.

On June 4, 2025, the Company held a special meeting of its stockholders (the “June 2025 Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation (“Amendment No.4 of Charter”), allowing the Company to extend the Termination Date by up to six (6) monthly Extensions, to December 9, 2025. To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension $0.15 per public share for each monthly Extension.

In connection with the votes at the June 2025 Special Meeting, holders of 204,910 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $12.77 per share, for an aggregate of approximately $2.6 million, leaving 72,601 Public Shares outstanding. As of June 30, 2025, the redemption payments remained unpaid and were recorded as redeemed stock payable to stockholders on the unaudited consolidated balance sheet. On July 25, 2025, in connection with the June 2025 Special Meeting, the Company paid redeeming shareholders $2,617,281, approximately $12.77 per share. During a subsequent re-calculation of the price paid to redeeming shareholders, it was determined that the redeeming shareholders should have been paid $2,594,214, approximately $12.66 per share. The Company will make efforts recover the $23,067, $0.11 per share overpayment, however there are no assurances of recovery.

From June 2025 to August 2025, the Company deposited three tranches of $10,890, for an aggregate amount of $32,670 into the Trust Account, extending the Termination Date to September 9, 2025.

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

Business Combination

On January 30, 2024, the Company entered into a Merger Agreement (as amended and restated on May 20, 2024, further amended on March 6, 2025 and April 18, 2025, and as may be further amended, restated or supplemented from time to time, the “Merger Agreement”), by and among the sponsor, in the capacity as the representative from and after the effective time of the Acquisition Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative”), Alps Global Holding Pubco, a Cayman Islands exempted company (“PubCo”), Alps Biosciences Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of PubCo (“Merger Sub”), Alps Life Sciences Inc, a Cayman Islands exempted company (“Alps Holdco”) and Dr. Tham Seng Kong, an individual, in the capacity as the representative from and after the Effective Time for the shareholders of Alps Holdco as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”). Pursuant to the terms of the Merger Agreement, the Business Combination between Globalink and Alps Holdco will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the stockholders of the Company, the Company will be merged with and into PubCo, with PubCo remaining as the surviving publicly traded entity and (ii) Merger Sub will merge with and into Alps Holdco, resulting in Alps Holdco remaining as the surviving entity and being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

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

PIPE Investment

On June 4, 2024, June 5, 2024, and August 27, 2024, the Company, Alps Holdco and PubCo entered into subscription agreements with three investors on substantially same terms, pursuant to which, among other things, PubCo has agreed to issue and sell to the investors, and the investors agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement. On March 25, 2025 and March 26, 2025, the Company, Alps Holdco and PubCo executed the termination agreements with two investors who entered into the subscription agreements to purchase $40 million worth of PIPE Shares, dated June 4, 2024 and June 5, 2024, respectively, and the parties agreed that, upon the execution of the termination agreements, the subscription agreements shall be deemed null and void, and neither party shall have any further rights, obligations, or liabilities under the subscription agreements.

From January 2025 to March 2025, the Company, Alps Holdco and PubCo entered into additional subscription agreements (together with previous executed subscription agreement on August 27, 2024, the “PIPE Subscription Agreements”) with several investors on substantially same terms (together with previous investor who entered into a subscription agreement dated August 27, 2024, the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo at a purchase price of $10.00 per share for an aggregate purchase price of $3,279,911, in a private placement (the “PIPE Investment”). As of June 30, 2025, the PIPE Investors have subscribed for an aggregate of $3,479,911 (excluding the $40 million subscription that was terminated). Up to the date the condensed consolidated financial statements were available to be issued, PIPE Investment of $1,124,361 was received by PubCo’s escrow agent and held in an escrow account on behalf of PubCo.

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

The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. A detailed discussion of exercise tax was disclosed in Note 2.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had $22,170 of cash available to meet working capital needs and a working capital deficit of approximately $7.9 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until September 9, 2025, or up to December 9, 2025 if the time to complete the initial business combination is extended as described herein, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 9, 2025, or up to December 9, 2025 if the time to complete the initial business combination is extended as described herein. The Company intends to complete a business combination before the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024, as filed with the SEC on August 21, 2025. The interim results for the three and six months ended June 30, 2025 presented are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Cash Held in Trust Account

As of June 30, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in cash.

To mitigate the risk of being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on July 27, 2023, the Company instructed the Trustee to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our Business Combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the FDIC.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the FDIC coverage limit. As of June 30, 2025 and December 31, 2024, the Company had not experienced losses on these accounts.

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

For the three and six months ended June 30, 2025, the Company evaluated the added conversion feature (see Note 5 and Note 7) under ASC 835, Interest (“ASC 835”). In accordance with ASC 835, the Company capitalized the debt discount and amortized the debt discount ratably to interest expense in the consolidated statements of operations. Amortization of the debt discount was recognized from the inception of the agreement through September 15, 2025, the expected date of the consummation of the proposed Business Combination. The Company presents the convertible promissory notes on the consolidated balance sheet at face value, net of its amortized debt discount.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2025 and December 31, 2024, the Company’s deferred tax asset for start-up organizational expenses had a full valuation allowance recorded against it. The Company’s effective tax rate was (0.78)% and (18.43)% for the three months ended June 30, 2025 and 2024, respectively, and (0.42)% and (22.06)% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2025 and 2024 due to penalties and interest on excise tax, business combination expenses, change in fair value of warrants and amortization of debt discount. The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2025 and does not use the annual effective tax rate (AETR) method.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 or December 31, 2024. No amounts were paid for interest and penalties for the three and six months ended June 30, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of June 30, 2025 and December 31, 2024, the balance of income tax payable was $522,168 and $479,279, respectively (including $239,374 of tax payable due from the year ended December 31, 2023, which are overdue). The Company is subject to income tax examinations by major taxing authorities since inception.

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act (“OBBB”). OBBB amends U.S. tax law, including provisions related to bonus depreciation, interest expense limitation, research and development, global intangible low-taxed income, foreign derived intangible income and base erosion and anti-abuse tax. The Company is still evaluating the impact of the OBBB, however, does not currently believe it will have a material impact on its effective tax rate in the current year.

Excise Tax

In connection with the vote to approve the charter amendment proposal presented at the March 2023 Special Meeting, holders of 6,756,695 shares of common stock properly exercised their right to redeem their shares of common stock for an aggregate redemption amount of approximately $69.92 million. In connection with the approval of the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting on November 28, 2023, holders of 2,180,738 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $10.82 per share, for an aggregate of approximately $23.60 million. In connection with the votes at December 2024 Special Meeting, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million. In connection with the votes at the June 2025 Special Meeting, holders of 204,910 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $12.77 per share, for an aggregate of approximately $2.6 million. As of June 30, 2025, the Trust Account had a balance of approximately $3.73 million, including the redeemed stock payable of approximately $2.6 million. On July 25, 2025, the redemption payments were distributed to the redeemed stockholders in full.

In connection with the votes at the December 2024 Special Meeting, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes. The December 2024 Extension Redeeming Stockholders are in the process of being notified of this situation and are being instructed to return the December 2024 Extension Overpayment Amount to Continental. As of this filing, the Company has recovered $397,214. Due to the reduced redemption, the Company will reduce the excise tax liability when final results of the request are determined.

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. Any amount of such Excise Tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As such, the Company has recorded a 1% Excise Tax liability in the amounts of $1,600,984 and $1,313,485, including interest and penalty of $370,693 and $109,368, respectively, on the consolidated balance sheets as of June 30, 2025 and December 31, 2024. The liability for the excise tax does not impact the unaudited condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. All interest and penalties related to the non-filing and non-payment of the excise tax liability are recorded within the accompanying unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2025, the Company recognized $30,437 interest and $67,226 penalties in connection with the unpaid excise tax. For the six months ended June 30, 2025, the Company recognized $53,817 in interest and $207,508 in penalties in connection with the unpaid excise tax.

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s shares of common stock sold in the IPO and as a result of the exercise by the underwriters of their over-allotment option features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2025 and December 31, 2024, 72,601 and 277,511 shares of common stock subject to possible redemption, respectively, were presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

In connection with the December 2024 Special Meeting held on December 3, 2024, holders of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million. It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the December 2024 Payment should have been approximately $11.52 per share. This meant that the December 2024 Extension Redeeming Stockholders were overpaid in the amount of $563,108, approximately $0.25 per share (the “December 2024 Extension Overpayment Amount”).

In connection with the votes at the June 2025 Special Meeting, holders of 204,910 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $12.77 per share, for an aggregate of approximately $2.6 million, leaving 72,601 Public Shares outstanding. As of June 30, 2025, the redemption payments remained unpaid and were recorded as redeemed stock payable to stockholders on the unaudited consolidated balance sheet. On July 25, 2025, in connection with the June 2025 Special Meeting, the Company paid redeeming shareholders $2,617,281, approximately $12.77 per share. During a subsequent re-calculation of the price paid to redeeming shareholders, it was determined that the redeeming shareholders should have been paid $2,594,214, approximately $12.66 per share. The Company will make efforts recover the $23,067, $0.11 per share overpayment, however there are no assurances of recovery.

The difference between the Trust Account balance and the common stock subject to possible redemption as of June 30, 2025 was the amount available to the Company to pay accrued income and franchise taxes. The Company intends to pay the accrued income and franchise taxes upon the earlier of the completion of the business combination or liquidation.

As of June 30, 2025 and December 31, 2024, the shares of common stock subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

	Schedule of Common Stock Subject to Possible Redemption
	Shares	Amount
Common stock subject to possible redemption, December 31, 2023	2,562,567	27,938,713
Less:
Redemptions	(2,285,056)	(26,890,379)
Plus:
Remeasurement of carrying value to redemption value	—	2,175,180
Common stock subject to possible redemption, December 31, 2024	277,511	$3,223,514
Plus:
Remeasurement of carrying value to redemption value	—	162,099
Common stock subject to possible redemption, March 31, 2025	277,511	$3,385,613
Plus:
Remeasurement of carrying value to redemption value	—	138,638
Redemptions	(204,910)	(2,594,214)
Common stock subject to possible redemption, June 30, 2025	72,601	$930,037

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” and uses the two-class method. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Any remeasurement of the accretion to redemption value of the shares of common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

The Company has one authorized class of common stock. Warrants included in the Units sold in the IPO (the “Public Warrants”) (see Note 3) and warrants included in the Private Placement Units (the “Private Placement Warrants,” together with the Public Warrants, the “warrants”) (see Note 4) to purchase 7,242,000 shares of common stock of the Company at $10.00 per share were issued on December 9, 2021. For the three and six months ended June 30, 2025 and 2024, no Public Warrants or Private Placement Warrants had been exercised. The 7,242,000 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for three and six months ended June 30, 2025 and 2024 because they are contingently exercisable, and the contingencies have not yet been met. The 296,042 shares of common stock contingent to exercise of convertible notes were excluded from diluted earnings per share for three and six months ended June 30, 2025 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the three and six months ended June 30, 2025 and 2024. As a result, diluted net loss per share of common stock is the same as basic net income (loss) per share of common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2025	2024
Net loss	$(893,896)	$(217,185)
Remeasurement of common stock subject to redemption	(138,638)	(440,824)
Net loss including remeasurement of common stock subject to redemption value	$(1,032,534)	$(658,009)

	For the Three Months Ended June 30,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(61,706)	$(970,828)	$(280,678)	$(377,331)
Remeasurement of common stock subject to redemption	138,638	—	440,824	—
Allocation of net income (loss), as adjusted	$76,932	$(970,828)	$160,146	$(377,331)
Denominator:
Basic and diluted weighted average shares outstanding	218,965	3,445,000	2,562,567	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.35	$(0.28)	$0.06	$(0.11)

	For the Six Months Ended June 30,
	2025	2024
Net loss	$(1,632,451)	$(592,492)
Remeasurement of common stock subject to redemption	(300,737)	(896,588)
Net loss including remeasurement of common stock subject to redemption value	$(1,933,188)	$(1,489,080)

	For the Six Months Ended June 30,
	2025		2024
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss including remeasurement of common stock subject to redemption value	$(129,859)	$(1,803,329)	$(635,177)	$(853,903)
Remeasurement of common stock subject to redemption	300,737	—	896,588	—
Allocation of net income (loss), as adjusted	$170,878	$(1,803,329)	$261,411	$(853,903)
Denominator:
Basic and diluted weighted average shares outstanding	248,076	3,445,000	2,562,567	3,445,000
Basic and diluted net income (loss) per share of common stock	$0.69	$(0.52)	$0.10	$(0.25)

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

Note 3 — Initial Public Offering and Over-allotment

Pursuant to the IPO and the underwriters’ exercise of the over-allotment option in December 2021, the Company sold an aggregate of 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock, one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”) and one right (each a “Public Right” and collectively, the “Public Rights”). Each Public Warrant entitles its holder to purchase one-half (1/2) of one share of common stock at a price of $11.50 per share, subject to adjustment. Each Public Right entitles the holder to receive one-tenth (1/10) of one share of common stock at the closing of a Business Combination (see Note 9).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain officers or directors of the Company may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, there were no Working Capital Loans outstanding.

The Company entered into promissory notes with Public Gold Marketing Sdn. Bhd., which is considered a related party due to a familial relationship between the controlling member of the sponsor and a 95% shareholder of Public Gold Marketing Sdn. Bhd. The promissory notes bear an interest of 6% per annum and repayable upon consummation of an initial Business Combination (Note 7).

Support Services

The Company previously entered into an administrative services agreement pursuant to which the Company agreed to pay its sponsor a total of $10,000 per month for office space, administrative and support services. On September 30, 2023, the Company terminated the administrative services agreement. As a result, the Company is no longer be required to pay the sponsor $10,000 monthly since September 30, 2023.

As of June 30, 2025 and December 31, 2024, $217,000 had been accrued under this arrangement and shown under “Due to affiliate” in the accompanying consolidated balance sheets.

Advances

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Company’s sponsor advanced $130,000 to the Company, for a total advance of $390,000. On March 6, 2025, the Company’s chief executive officer deposited $60,000 into the Trust Account. On March 24, 2025, the $390,000 advance was amended to include a conversion option and as of June 30, 2025, as described below, as a result of which, the $390,000 advance was included in “Convertible note - related party, net of debt discount” on the accompanying consolidated balance sheets. The $60,000 advance to fund trust extension deposits was reflected in “Due to affiliate” on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

On March 24, 2025, the Company, PubCo and the affiliate of the Company’s sponsor entered into an agreement, pursuant to which the parties agreed that $390,000 of the advances received from the affiliate of the Company’s sponsor shall be converted into ordinary shares of PubCo at the time of the Closing, at a conversion price of $10.00 per share. The Company used extinguishment accounting for the amendment and recorded the difference between the initial principal amount of the promissory note in the amount of $390,000 and the fair value of the amended note as of the date of the amendment in the amount of $329,809, which resulted in a gain on modification of terms of the promissory note and advances from affiliate of $60,191. The Company recorded a gain on debt distinguishment in the equity due to it was a related party loan. The new debt was recorded at fair value with the difference between the face value and the fair value was accreted over the remaining term of the note, which was expected to be September 15, 2025. For the three and six months ended June 30, 2025, $29,854 and $34,930 amortization of debt discount was recorded as interest expenses on the accompanying unaudited consolidated statement of operations. As of June 30, 2025, the net amount of the note, $364,739, was included in “Convertible notes - related party, net of debt discount” on the Company’s consolidated balance sheet.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per unit on the offering including the Units issued with the underwriter’s exercise of their over-allotment option, or $2,300,000 in the aggregate at the closing of the IPO. In addition, the underwriters are entitled to deferred underwriting discounts of $0.35 per unit, or $4,025,000 from the closing of the IPO and the exercise of the over-allotment option. The deferred discounts will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement. On May 22, 2025, the Company, Alps Holdco and the underwriter entered into an Amendment & Acknowledgement of Engagement Letter and Underwriting Agreement (the “Amendment & Acknowledgement”), in relation to an aggregate of $5,025,000 (the “Fee Amount”) the underwriter will be entitled to receive at the closing of the business combination of the Company and Alps Holdco, comprising of $4,025,000 of deferred underwriting commission and $1,000,000 of M&A fee. The Amendment & Acknowledgement provides that certain shareholders of Alps Holdco will transfer 4,187,500 Alps Holdco Shares to Chardan immediately prior to the consummation of the business combination and such transfer shall be treated as full satisfaction of the Company’s obligation to pay the Fee Amount; provided that the business combination is consummated no later than July 31, 2025, or such other date as may be mutually agreed determined by the parties.

Note 7 — Promissory Notes – Related Party

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $250,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of up to $700,000 for working capital needs. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On October 3, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On December 9, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $350,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $350,000 had been borrowed and no amount was available under this note for borrowing.

For the three and six months ended June 30, 2025, the above-mentioned notes have incurred $62,827 and $124,964 of interest and were reflected in the promissory note balance on the consolidated balance sheets and on the unaudited condensed consolidated statements of operations in other income, respectively. For the three and six months ended June 30, 2024, the above-mentioned notes have incurred $43,602 and $76,997 of interest and were reflected in the promissory note balance on the consolidated balance sheets and on the consolidated statement of operations in other income, respectively. As of June 30, 2025 and December 31, 2024, the total principal and interest amount borrowed against the promissory notes was $4,570,422 and $4,445,458, respectively.

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

The Company used extinguishment accounting for the amendment and recorded the difference between the initial principal amount of the promissory note in the amount of $4,491,025 and the fair value of the amended note as of the date of the amendment in the amount of $3,610,369, which resulted in a gain on modification of terms of promissory notes and advances from affiliate of $880,656. The Company recorded a gain on debt distinguishment in the equity due to it was a related party loan. The new debt was recorded at fair value with the difference between the face value and the fair value was accreted over the remaining term of the note, which was expected to be September 15, 2025. For the three and six months ended June 30, 2025, $358,947 and $576,931 amortization of debt discount was recorded as interest expenses on the accompanying unaudited consolidated statement of operations.

The net amount of the note was $4,266,697, which included $79,397 of additional interest expense incurred after March 6, 2025 through June 30, 2025, and was included in “Convertible notes - related party, net of debt discount” on the Company’s consolidated balance sheet as of June 30, 2025.

The Company developed PWERM to estimate the fair value of “Convertible note - related party, net of debt discount” as of the date the amendment of the terms of the initial promissory note were made.

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

Note 8 — Promissory Note - Third Party

On March 25, 2025 and May 27, 2025, the Company entered into two promissory notes with Dr. Tham Seng Kong, who is one of the parties of the Merger Agreement, for the amount of $300,000 and $350,000, respectively, for the purpose of working capital. The promissory notes are non-interest bearing and repayable upon consummation of an initial Business Combination. As of June 30, 2025, $450,000 had been borrowed under the promissory notes.

Note 9 — Stockholders’ Deficit

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2025 and December 31, 2024, there were 3,445,000 (excluding 72,601 and 277,511 shares of common stock subject to possible redemption, respectively) shares of common stock issued and outstanding.

Warrants:

As of June 30, 2025 and December 31, 2024, the Company had 11,500,000 Public Warrants and 570,000 Private Placement Warrants outstanding.

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

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account were held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)

June 30, 2025

Liabilities:
Warrant Liabilities- Private Warrants	2	$—	$22,800	$—

December 31, 2024

Liabilities:
Warrant Liabilities- Private Warrants	2	$—	$2,736	$—

As of June 30, 2025 and December 31, 2024, the Private Placement Warrants were valued using the observable price for the public warrant as a benchmark, as a result of which, the fair value of the Private Placement Warrant liability was classified as Level 2.

The following table presents the changes in the fair value of warrant liabilities for the three and six months ended June 30, 2025 and 2024:

Private Placement Warrants
Fair value as of January 1, 2025	$2,736
Change in valuation inputs or other assumptions	1,539
Fair value as of March 31, 2025	$4,275
Change in valuation inputs or other assumptions	18,525
Fair value as of June 30, 2025	$22,800

Private Placement Warrants
Fair value as of January 1, 2024	$1,881
Change in valuation inputs or other assumptions	11,799
Fair value as of March 31, 2024	$13,680
Change in valuation inputs or other assumptions	14,820
Fair value as of June 30, 2024	$28,500

Note 11 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the CODM, or group, in deciding how to allocate resources and assess performance.

The Company is a blank check company formed for the purpose of effecting a Business Combination. As of June 30, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO, which are held in Trust Account, and non-operating income or expense from the changes in the fair value of warrant liability and Capital Contribution Note, which are not considered measures of financial performance used by the CODM.

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

When evaluating the Company’s primary measure of performance and making key decisions, by the CODM, regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended
	June 30,
	2025	2024
Professional service fee in connection with Business Combination	$(97,816)	$(153,003)
Franchise tax expense	16,400	(50,000)
Other general and administrative expenses and tax expenses	(236,011)	(266,608)
Total operating expenses	$(317,427)	$(469,611)

Income on cash held in Trust Account	$34,237	$344,645

	For the Six Months Ended
	June 30,
	2025	2024
Professional service fee in connection with Business Combination	$(175,328)	$(558,504)
Franchise tax expense	(33,600)	(43,662)
Other general and administrative expenses and tax expenses	(428,755)	(464,578)
Total operating expenses	$(637,683)	$(1,066,744)

Income on cash held in Trust Account	$66,336	$687,312

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in the Trust Account and the formation and operating expenses. The CODM reviews interest earned on investment in the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within the operating expenses, the CODM specifically reviews professional service fees in connection with the Business Combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other operating expenses, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

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

On each of July 3, 2025 and August 5, 2025, the Company deposited $10,890, for an aggregate amount of $21,780 into the Trust Account, extending the Termination Date to September 9, 2025.

Subsequent to June 30, 2025, the Company withdrew an additional $200,000 under the promissory note with Dr. Tham Seng Kong, as a result of which, the total outstanding balance of the promissory notes issued to Dr. Tham Seng Kong were $650,000, up to the date the unaudited condensed consolidated financial statements were available to be issued.

In July and August 2025, the Company made $178,491, in total, permitted tax withdrawal from the Trust Account.

In connection with the June 2025 Special Meeting, the Company paid redeeming shareholders $2,617,281, approximately $12.77 per share. During a subsequent re-calculation of the price paid to redeeming shareholders, it was determined that the redeeming shareholders should have been paid $2,594,214, approximately $12.66 per share. The Company will make efforts recover the $23,067, $0.11 per share overpayment, however there are no assurances of recovery.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us,” “Globalink,” or the “Company,” refer to Globalink Investment Inc., and when discussing unaudited condensed consolidated financial information, also includes Globalink Investment Inc.’s wholly-owned subsidiary, Globalink Merger Sub, Inc., a Nevada corporation. References to our “management,” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GL Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We were formed on March 24, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses in in North America, Europe, Southeast Asia, and Asia (excluding mainland China and the Hong Kong and Macau special administrative regions), in the medical technology and green energy industry. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We intend to complete the business acquisition in a combination of cash (whether cash from the Trust Account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities.

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

Recent Developments

Redemption

On December 3, 2024, the Company held a special meeting of its stockholders (the “December 2024 Special Meeting”). At the December 2024 Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation (“Amendment No.3 of Charter”), allowing the Company to extend the Termination Date by up to six (6) monthly Extensions, to June 9, 2025. To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension $60,000 for each monthly Extension. In connection with the meeting, Hui Liang Wong and Hong Shien Beh were elected as Class II directors of the Company, until the annual meeting of the Company to be held in 2027 or until their successors are appointed and qualified.

In connection with the votes at the December 2024 Special Meeting, holders (“December 2024 Extension Redeeming Stockholders”) of 2,285,056 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $11.77 per share, for an aggregate of approximately $26.89 million (the “December 2024 Payment”). It was later determined that the Company did not withdraw all of the interest from the Trust Account that it was allowed to withdraw to cover income and franchise taxes and, therefore, the December 2024 Payment should have been approximately $11.52 per share. This meant that the December 2024 Extension Redeeming Stockholders were overpaid in the amount of $563,108, approximately $0.25 per share (the “December 2024 Extension Overpayment Amount”).

The December 2024 Extension Redeeming Stockholders are in the process of being notified of this situation and are being instructed to return the December 2024 Extension Overpayment Amount to Continental. As of this filing, the Company has recovered $397,214.

From December 2024 to May 2025, the Company deposited six tranches of $60,000, for an aggregate amount of $360,000 into the Trust Account, extending the Termination Date to June 9, 2025.

On June 4, 2025, the Company held a special meeting of its stockholders (the “June 2025 Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation (“Amendment No.4 of Charter”), allowing the Company to extend the Termination Date by up to six (6) monthly Extensions, to December 9, 2025. To obtain each Extension, the Company, its sponsor or any of their affiliates or designees must deposit into the Company’s Trust Account with Continental by the deadline applicable prior to the extension $0.15 per public share for each monthly Extension.

In connection with the votes at the June 2025 Special Meeting, holders of 204,910 shares of the Company’s common stock exercised their right to redeem those shares for cash at an approximate price of $12.77 per share, for an aggregate of approximately $2.6 million, leaving 72,601 Public Shares outstanding. As of June 30, 2025, the redemption payments remained unpaid and were recorded as redeemed stock payable to stockholders on the unaudited consolidated balance sheet. On July 25, 2025, in connection with the June 2025 Special Meeting, the Company paid redeeming shareholders $2,617,281, approximately $12.77 per share. During a subsequent re-calculation of the price paid to redeeming shareholders, it was determined that the redeeming shareholders should have been paid $2,594,214, approximately $12.66 per share. The Company will make efforts recover the $23,067, $0.11 per share overpayment, however there are no assurances of recovery.

Extension

As of the date of this Quarterly Report, the Company has extended the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s outstanding public shares of common stock included as part of the units sold in the Company’s IPO that closed on December 9, 2021 (the “Termination Date”) two times under its current amended and restated certificate of incorporation, as amended (or twenty-six times since the IPO), and has until September 9, 2025 to complete its initial business combination.

Business Combination

On January 30, 2024, the Company entered into a Merger Agreement (as amended and restated on May 20, 2024, further amended on March 6, 2025 and April 18, 2025, and as may be further amended, restated or supplemented from time to time, the “Merger Agreement”), by and among GL Sponsor LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time of the Acquisition Merger (as defined below) (the “Effective Time”) in accordance with the terms and conditions of the Merger Agreement (the “Parent Representative” or the “Sponsor”), Alps Global Holding Pubco, a Cayman Islands exempted company (“PubCo”), Alps Biosciences Merger Sub, a Cayman Islands exempted company and wholly-owned subsidiary of PubCo (“Merger Sub”), Alps Life Sciences Inc, a Cayman Islands exempted company (“Alps Holdco”) and Dr. Tham Seng Kong, an individual, in the capacity as the representative from and after the Effective Time for the shareholders of Alps Holdco as of immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement (the “Seller Representative”). Pursuant to the terms of the Merger Agreement, the Business Combination between Globalink and Alps Holdco will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the stockholders of the Company, the Company will be merged with and into PubCo, with PubCo remaining as the surviving publicly traded entity; and (ii) Merger Sub will merge with and into Alps Holdco, resulting in Alps Holdco remaining as the surviving entity and being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

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

PIPE Agreements

On June 4, 2024, June 5, 2024 and August 27, 2024, Globalink, Alps Holdco and PubCo entered into subscription agreements with three investors on substantially the same terms, pursuant to which, among other things, PubCo has agreed to issue and sell to the investors, and the investors agreed to subscribe for and purchase certain number of ordinary shares of PubCo (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $40,200,000, in a private placement. On March 25, 2025 and March 26, 2025, Globalink, Alps Holdco and PubCo executed termination agreements with two investors who entered into the subscription agreements to purchase $40 million worth of PIPE Shares, dated June 4, 2024 and June 5, 2024, respectively, and the parties agreed that, upon the execution of the termination agreements, the subscription agreements shall be deemed null and void, and neither party shall have any further rights, obligations, or liabilities under the subscription agreements.

From January 2025 to March 2025, Globalink, Alps Holdco and PubCo entered into additional subscription agreements (together with previous executed subscription agreement on August 27, 2024, the “PIPE Subscription Agreements”) with several investors on substantially same terms (together with previous investor who entered into a subscription agreement dated August 27, 2024, the “PIPE Investors”), pursuant to which, among other things, PubCo has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of PubCo at a purchase price of $10.00 per share for an aggregate purchase price of $3,279,911, in a private placement (the “PIPE Investment”). As of June 30, 2025, the PIPE Investors have subscribed for an aggregate of $3,479,911 (excluding the $40 million subscription that was terminated). Up to the date of this Quarterly Report, PIPE Investment of $1,124,361 was received by PubCo’s escrow agent and held in an escrow account on behalf of PubCo.

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

Results of Operations

As of June 30, 2025, the Company had not commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and the Company’s initial public offering (the “IPO”), search for a prospective initial business combination target and negotiation for a business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO placed in the trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

For the three months ended June 30, 2025, we had a net loss of $893,896, which consisted of interest expense of $451,629, operating expenses incurred driven by general and administrative expenses of $333,827, tax penalties and interest of $133,677, change in fair value of warrants liabilities of $18,525 and income tax expense of 6,875, partially offset by interest income on cash held in the Trust Account of $34,237 and franchise tax expense reversal of $16,400.

For the six months ended June 30, 2025, we had a net loss of $1,632,451, which consisted of interest expense of $736,826, operating expenses incurred driven by general and administrative expenses of $604,083, tax penalties and interest of $297,339, franchise tax expense of $33,600, change in fair value of warrants liabilities of $20,064 and income tax expense of 6,875, partially offset by interest income on cash held in the Trust Account of $66,336.

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

On December 9, 2021, the underwriters exercised the over-allotment option to purchase an additional 1,500,000 units in full (the “Over-Allotment Units”), and the closing of the Over-Allotment Units occurred on December 13, 2021. The total aggregate issuance by the Company of 1,500,000 units at a price of $10.00 per unit resulted in total gross proceeds of $15,000,000. On December 13, 2021, simultaneously with the sale of the Over-Allotment Units, we consummated the private sale of an additional 52,500 private units, generating gross proceeds of $525,000. Since the underwriter’s over-allotment option was exercised in full, the Sponsor did not forfeit any insider shares.

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

For the six months ended June 30, 2025, cash used in operating activities was $430,447. Net loss of $1,632,451 was affected by amortization of debt discount in the amount of $611,862, interest earned on cash held in the Trust Account of $66,336 and change in fair value of warrants liabilities of $20,064. Changes in operating assets and liabilities provided by $636,414 cash for operating activities.

For the six months ended June 30, 2024, cash used in operating activities was $1,559,688. Net loss of $592,492 was affected by interest earned on cash held in the Trust Account of $687,312 and change in fair value of warrants liabilities of $26,619. Changes in operating assets and liabilities used $306,503 of cash for operating activities.

We had cash held in the Trust Account of $3,726,817 (including $2,594,214 redeemed stock payable to stockholders) and $3,349,591, respectively, as of June 30, 2025 and December 31, 2024. Interest income on the balance in the Trust Account of $66,336 for the six months ended June 30, 2025 may be used by us to pay taxes. For the three and six months ended June 30, 2025, none was withdrawn from the Trust Account to pay for taxes.

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

We had $22,170 and $253,507 of cash held outside of the Trust Account as of June 30, 2025 and December 31, 2024, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete initial business combination.

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company will repay the working capital loans out of the proceeds of the Trust Account released to the Company. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into units of the post initial business combination entity at a price of $10.00 per unit. The units would be identical to the private units. As of June 30, 2025, there were no working capital loans outstanding.

Promissory Notes

On March 3, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $390,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2025, the full $390,000 had been borrowed and no amount was available under this note for borrowing.

On March 23, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On June 2, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of up to $700,000 for the purpose of extension fees payment. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2025, the full $700,000 had been borrowed and no amount was available under this note for borrowing.

On October 13, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On December 8, 2023, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd. for an amount of $110,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2025, the full $110,000 had been borrowed and no amount was available under this note for borrowing.

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. As of June 30, 2025, the $390,000 advance was amended to include a conversion option and $334,885 is included in “Convertible note - related party, net of debt discount” on the accompanying consolidated balance sheets.

On January 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $250,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial business combination. As of June 30, 2025, the full $250,000 had been borrowed and no amount was available under this note for borrowing.

On January 25, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On February 22, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On April 4, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.3

On June 5, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $400,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $400,000 had been borrowed and no amount was available under this note for borrowing.

On August 14, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn. Bhd. for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On October 3, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $300,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $300,000 had been borrowed and no amount was available under this note for borrowing.

On December 9, 2024, the Company entered into a promissory note subscription term sheet with Public Gold Marketing Sdn Bhd for an amount of $350,000 for the purpose of working capital. The promissory note bears an interest of 6% per annum and repayable upon consummation of an initial Business Combination. As of June 30, 2025, the full $350,000 had been borrowed and no amount was available under this note for borrowing.

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

The Company used extinguishment accounting for the amendment and recorded the difference between the initial amount of the promissory note and the fair value of the amended note as of the date of the amendment as a gain on modification of terms of promissory notes and advances from affiliate of $880,656. The Company recorded a gain on debt distinguishment in the equity due to it was a related party loan. The new debt was recorded at fair value with the difference between the face value and the fair value was accreted over the remaining term of the note, which was expected to be September 15, 2025. For the three and six months ended June 30, 2025, $358,947 and $576,931 amortization of debt discount was recorded as interest expenses on the accompanying unaudited consolidated statement of operations.

On March 25, 2025 and May 27, 2025, the Company entered into two promissory notes with Dr. Tham Seng Kong, who is a party to the Merger Agreement, for the amount of $300,000 and $350,000, respectively, for the purpose of working capital. The promissory notes were non-interest bearing and repayable upon consummation of an initial Business Combination. As of June 30, 2025, $450,000 had been borrowed under the promissory notes. Subsequent to June 30, 2025, the company withdrew an additional $200,000 under the promissory note with Dr. Tham Seng Kong, as a result of which, the total outstanding balance of these promissory notes were $650,000, up to the date the unaudited condensed consolidated financial statements were available to be issued.

Due to Affiliate

On each of September 5, 2023, September 29, 2023 and November 7, 2023, an affiliate of the Sponsor advanced $130,000 to the Company, for a total advance of $390,000. On March 6, 2025, the Company’s chief executive officer deposited $60,000 into the Trust Account. On March 24, 2025, the $390,000 advance was amended to include a conversion option and as of June 30, 2025, as described below, as a result of which, the $390,000 advance was included in “Convertible note - related party, net of debt discount” on the accompanying consolidated balance sheets. The $60,000 advance to fund trust extension deposits was reflected in “Due to affiliate” on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

On March 24, 2025, the Company, PubCo and the affiliate of the Sponsor entered into an agreement, pursuant to which the parties agreed that $390,000 of the advances received from the affiliate of the Company’s sponsor shall be converted into ordinary shares of PubCo at the time of the Closing, at a conversion price of $10.00 per share. The Company used extinguishment accounting for the amendment and recorded the difference between the initial amount of the promissory note and the fair value of the amended note as of the date of the amendment as a gain on modification of terms of promissory notes and advances from affiliate of $60,191. The Company recorded a gain on debt distinguishment in the equity due to it was a related party loan. The new debt was recorded at fair value with the difference between the face value and the fair value was accreted over the remaining term of the note, which was expected to be September 15, 2025. For the three and six months ended June 30, 2025, $29,854 and $34,930 amortization of debt discount was recorded as interest expenses on the accompanying unaudited consolidated statement of operations. As of June 30, 2025, the net amount of the note, $364,739, was included in “Convertible notes - related party, net of debt discount” on the Company’s consolidated balance sheet.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company currently has until September 9, 2025, or up to December 9, 2025 if the time to complete the initial business combination is extended as described herein, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution as well as liquidity condition noted above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 9, 2025, or up to December 9, 2025 if the time to complete the initial business combination is extended as described herein, to consummate a business combination. The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025 and December 31, 2024. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On May 22, 2025, the Company, Alps Holdco and the underwriter entered into an Amendment & Acknowledgement of Engagement Letter and Underwriting Agreement (the “Amendment & Acknowledgement”), in relation to an aggregate of $5,025,000 (the “Fee Amount”) the underwriter will be entitled to receive at the closing of the business combination of the Company and Alps Holdco, comprising of $4,025,000 of deferred underwriting commission and $1,000,000 of M&A fee. The Amendment & Acknowledgement provides that certain shareholders of Alps Holdco will transfer 4,187,500 Alps Holdco Shares to Chardan immediately prior to the consummation of the business combination and such transfer shall be treated as full satisfaction of the Company’s obligation to pay the Fee Amount; provided that the business combination is consummated no later than July 31, 2025, or such other date as may be mutually agreed determined by the parties.

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

Promissory Notes

As of June 30, 2025 and December 31, 2024, the aggregate principal amount owed to related parties in connection with the promissory notes was $4,570,422 and $4,445,458, respectively, which includes interest accrued. On March 6, 2025 and March 24, 2025, the Company amended the terms of the promissory notes and the advances from affiliates. As a result, the Company recorded a debt discount to be amortized over the expected term, which was June 15, 2025, of the note. As of June 30, 2025, $4,631,437 was reflected on the accompanying consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, the aggregate amount owed to third party in connection with the promissory note was $450,000 and nil, respectively. The promissory note issued to third party was non-interest bearing.

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

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB, ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounts for the warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations. As of June 30, 2025, the Private Placement Warrants were valued using the observable price for the public warrant as a benchmark.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the material weakness identified in the controls related to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s private warrants(complex financial instruments), our lack of compliance control of timely tax return filings, revisions to our earnings per share, and incorrect reporting of common stock subjected to possible redemption and redemption price per share, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Additionally, the Company is implementing deeper review of its common stock subject to possible redemption, by internally reviewing to ensure amounts due to our public stockholders is properly reported. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 25, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to our Form S-1, exhibit 3.1 filed with the Securities and Exchange Commission on November 19, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to our Form 8-K, exhibit 3.1, filed with the Securities and Exchange Commission on December 10, 2021)
3.3	First Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 18, 2023)
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-41122), filed with the SEC on December 4, 2023)
3.5	Third Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-41122), filed with the SEC on December 6, 2024
3.6	Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-41122), filed with the SEC on June 10, 2025
3.7	Bylaws (incorporated by reference to our Form S-1, exhibit 3.3 filed with the Securities and Exchange Commission on November 19, 2021)
3.8	Form of Amended and Restated Bylaws. (incorporated by reference to our Form S-1, exhibit 3.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to our Form S-1, exhibit 4.1 filed with the Securities and Exchange Commission on November 19, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to our Form S-1, exhibit 4.2 filed with the Securities and Exchange Commission on November 19, 2021)
4.3	Specimen of Right Certificate (incorporated by reference to our Form S-1, exhibit 4.3 filed with the Securities and Exchange Commission on November 19, 2021)
4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.4 filed with the Securities and Exchange Commission on November 19, 2021)
4.5	Specimen Warrant Certificate (incorporated by reference to our Form S-1, exhibit 4.5 filed with the Securities and Exchange Commission on November 19, 2021)
4.6	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to our Form S-1, exhibit 4.6 filed with the Securities and Exchange Commission on November 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALINK INVESTMENT INC.

Date: August 26, 2025	By:	/s/ Say Leong Lim
	Name:	Say Leong Lim
	Title:	Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

